Form 10-Q
period 2000-06-30
CP&L ENERGY INC; CAROLINA POWER & LIGHT CO
filed 2000-08-14
CIK 1094093, 17797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________.

                    Exact name of registrants as specified in their
 Commission     charters, state of incorporation, address of principal      I.R.S. Employer
 File Number          executive offices, and telephone number            Identification Number

  1-15929                        CP&L Energy, Inc.                          56-2155481
                             411 Fayetteville Street
                       Raleigh, North Carolina 27601-1748
                            Telephone: (919) 546-6411
                     State of Incorporation: North Carolina

   1-3382                Carolina Power & Light Company                     56-0165465
                             411 Fayetteville Street
                      Raleigh, North Carolina 27601-1748
                            Telephone: (919) 546-6411
                     State of Incorporation: North Carolina


                                      NONE
                                      ----
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---.   ---.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Description of                              Shares Outstanding
      Registrant                            Common Stock                                at July 31, 2000
  CP&L Energy, Inc:                         Common Stock (Without Par Value)               159,597,655

  Carolina Power & Light Company            Common Stock (Without Par Value)               159,608,055
                                            (All held by CP&L Energy, Inc.)

Filing Format

This Quarterly Report on Form 10Q is a combined quarterly report being filed separately by two registrants: CP&L Energy, Inc. (CP&L Energy) and Carolina Power & Light Company (CP&L). CP&L Energy became the holding company for CP&L on June 19, 2000. Information contained herein relating exclusively to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.


              CP&L ENERGY, INC. AND CAROLINA POWER & LIGHT COMPANY
                 FORM 10-Q - For the Quarter Ended June 30, 2000


Safe Harbor For Forward-Looking Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Financial Statements:
            CP&L Energy, Inc.
            -----------------------------
            Consolidated Statements of Income
            Consolidated Balance Sheets
            Consolidated Statements of Cash Flows

            Carolina Power & Light Company
            --------------------------------
            Consolidated Statements of Income
            Consolidated Balance Sheets
            Consolidated Statements of Cash Flows

         Supplemental Data Schedule

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

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

Any forward-looking statement speaks only as of the date on which such statement is made, and neither CP&L Energy nor CP&L undertakes any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: Governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the North Carolina Utilities Commission and the Public Service Commission of South Carolina); general industry trends; operation of nuclear power facilities; availability of nuclear waste storage facilities; nuclear decommissioning costs; changes in the economy of areas served by CP&L ; legislative and regulatory initiatives that impact the speed and degree of industry restructuring; ability to obtain adequate and timely rate recovery of costs, including potential stranded costs arising from industry restructuring; competition from other energy suppliers; the success of CP&L Energy's direct and indirect subsidiaries; weather conditions and catastrophic weather-related damage; market demand for energy; inflation; capital market conditions; the proposed share exchange with Florida Progress Corporation; failure of the potential benefits of CP&L's conversion to a holding company structure to materialize; cash flows derived from the synthetic fuel plants; unanticipated changes in operating expenses and capital expenditures and legal and administrative proceedings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of CP&L Energy and CP&L. New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the effect of each such factor on CP&L Energy and CP&L.

                          PART I. FINANCIAL INFORMATION


Item 1.          Financial Statements
-------          --------------------

                                CP&L Energy, Inc.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                                  JUNE 30, 2000

STATEMENTS OF INCOME
                                                                         Three Months Ended               Six Months Ended
                                                                               June 30                        June 30
(In thousands except per share amounts)                                2000            1999           2000            1999
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
Electric                                                        $       778,470  $     733,999  $  1,558,378    $   1,472,558
Natural gas                                                              75,350              -       147,448                -
Diversified businesses                                                   38,484         28,823        63,618           53,166
------------------------------------------------------------------------------------------------------------------------------
       Total Operating Revenues                                         892,304        762,822     1,769,444        1,525,724
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
  Fuel used in electric generation                                      137,001        142,918       297,388          281,882
  Purchased power                                                        85,067         96,961       155,326          182,183
  Gas purchased for resale                                               59,836              -       103,734                -
  Other operation and maintenance                                       164,989        164,819       363,216          307,786
  Depreciation and amortization                                         134,134        121,284       266,624          241,840
  Taxes other than on income                                             35,511         34,669        72,845           70,670
  Harris Plant deferred costs, net                                        2,815          1,964         8,096            3,488
  Diversified businesses                                                 58,767         42,836       102,922           81,096
------------------------------------------------------------------------------------------------------------------------------
      Total Operating Expenses                                          678,120        605,451     1,370,151        1,168,945
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                        214,184        157,371       399,293          356,779
------------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
  Interest income                                                         2,048          2,270         5,311            4,563
  Other, net                                                             (5,531)        (8,992)       (1,977)         (16,729)
------------------------------------------------------------------------------------------------------------------------------
      Total Other Income (Expense)                                       (3,483)        (6,722)         3,334         (12,166)
------------------------------------------------------------------------------------------------------------------------------
Interest Charges
  Long-term debt                                                         54,851         43,993       104,923           86,394
  Other interest charges                                                  4,279          3,042         9,280            5,803
  Allowance for borrowed funds used during construction                  (6,323)        (2,964)      (10,929)          (4,792)
------------------------------------------------------------------------------------------------------------------------------
      Net Interest Charges                                               52,807         44,071       103,274           87,405
------------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                              157,894        106,578       299,353          257,208
Income Taxes                                                             50,434         44,161       106,632          103,320
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                      $       107,460  $      62,417  $    192,721    $     153,888
==============================================================================================================================


Average Common Shares Outstanding                                       153,311        144,466       153,183          144,380
Basic Earnings per Common Share                                 $          0.70  $        0.43  $       1.26    $        1.07
Diluted Earnings per Common Share                               $          0.70  $        0.43  $       1.26    $        1.06
Dividends Declared per Common Share                             $         0.515  $       0.500  $      1.030    $       1.000

==============================================================================================================================

See Supplemental Data and Notes to Consolidated Interim Financial Statements.

CP&L Energy, Inc.
BALANCE SHEETS

                                                                                 June 30             December 31
(In thousands)                                                              2000         1999             1999
-------------------------------------------------------------------------------------------------------------------
                                ASSETS
Utility Plant
  Electric utility plant in service                                    $ 10,915,192 $ 10,418,318    $  10,633,823
  Gas utility plant in service                                              362,445           -           354,773
  Accumulated depreciation                                               (5,246,208)  (4,685,796)      (4,975,405)
-------------------------------------------------------------------------------------------------------------------
         Utility plant in service, net                                    6,031,429    5,732,522        6,013,191
  Held for future use                                                         8,028       11,984           11,282
  Construction work in progress                                             637,770      408,959          536,017
  Nuclear fuel, net of amortization                                         193,287      184,095          204,323
-------------------------------------------------------------------------------------------------------------------
       Total Utility Plant, Net                                           6,870,514    6,337,560        6,764,813
-------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                  29,464       81,303           79,871
  Accounts receivable                                                       501,516      448,655          446,367
  Taxes receivable                                                                -            -            3,770
  Inventory                                                                 272,508      233,264          247,913
  Deferred fuel cost                                                         95,683       44,411           81,699
  Prepayments                                                                31,980        9,462           42,631
  Other current assets                                                      114,243       81,393          177,082
-------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                             1,045,394      898,488        1,079,333
-------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Income taxes recoverable through future rates                             228,880      253,000          229,008
  Harris Plant deferred costs                                                49,562       58,341           56,142
  Unamortized debt expense                                                   13,264       16,922           10,924
  Nuclear decommissioning trust funds                                       411,534      345,947          379,949
  Diversified business property, net                                        192,154      170,767          239,982
  Miscellaneous other property and investments                              428,335      227,320          252,454
  Goodwill, net                                                             341,671       61,269          288,970
  Other assets and deferred debits                                          190,338      196,503          192,444
-------------------------------------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                           1,855,738    1,330,069        1,649,873
-------------------------------------------------------------------------------------------------------------------
            Total Assets                                               $  9,771,646 $  8,566,117    $   9,494,019
===================================================================================================================
                    CAPITALIZATION AND LIABILITIES

Capitalization
  Common stock equity                                                  $  3,460,084 $  2,975,565    $   3,412,647
  Preferred stock of subsidiary - redemption not required                    59,376       59,376           59,376
  Long-term debt, net                                                     3,084,048    2,716,447        3,028,561
-------------------------------------------------------------------------------------------------------------------
         Total Capitalization                                             6,603,508    5,751,388        6,500,584
-------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                         388,477      201,610          197,250
  Accounts payable                                                          269,278      231,787          269,053
  Taxes accrued                                                              60,873       35,280                -
  Interest accrued                                                           49,558       47,104           47,607
  Dividends declared                                                         81,185       74,385           80,939
  Short-term obligations                                                    114,631            -          168,240
  Other current liabilities                                                 153,670      114,282          130,036
-------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                        1,117,672      704,448          893,125
-------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                       1,581,633    1,636,415        1,632,778
  Accumulated deferred investment tax credits                               198,506      206,722          203,704
  Other liabilities and deferred credits                                    270,327      267,144          263,828
-------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                     2,050,466    2,110,281        2,100,310
-------------------------------------------------------------------------------------------------------------------
            Total Capitalization and Liabilities                       $  9,771,646 $  8,566,117    $   9,494,019
===================================================================================================================

SCHEDULES OF COMMON STOCK EQUITY
(In thousands)
  Common stock (without par value, authorized 500,000,000; issued and  $  1,747,584 $  1,382,353    $   1,745,455
                outstanding 159,608,055, 151,337,503 and 159,599,650
                shares, respectively)
  Unearned ESOP common stock                                               (129,260)    (144,254)        (140,153)
  Retained earnings                                                       1,841,760    1,737,466        1,807,345
-------------------------------------------------------------------------------------------------------------------
         Total Common Stock Equity                                     $  3,460,084  $ 2,975,565    $   3,412,647
===================================================================================================================

See Supplemental Data and Notes to Consolidated Interim Financial Statements.

CP&L Energy, Inc.
STATEMENTS OF CASH FLOWS                                               Three Months Ended             Six Months Ended
                                                                            June 30                     June 30
(In thousands)                                                         2000         1999          2000          1999
-------------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                                         $ 107,460    $  62,417     $ 192,721     $ 153,888
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                    156,549      143,534       310,334       286,905
      Harris Plant deferred costs                                        2,033        1,065         6,580         1,679
      Deferred income taxes                                            (20,066)     (15,407)      (51,106)      (32,805)
      Investment tax credit                                             (2,599)      (2,550)       (5,198)       (5,100)
      Deferred fuel cost (credit)                                      (20,014)      (2,172)      (12,555)       (1,765)
      Net (increase) decrease in receivables, inventories,
       prepaid expense and other current assets                       (136,989)     (61,429)        3,799       (69,861)
      Net increase (decrease) in payables and accrued expenses           4,005       36,203        74,016        87,265
      Other                                                              6,451       32,260        61,529        81,080
-------------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                       96,830      193,921       580,120       501,286
-------------------------------------------------------------------------------------------------------------------------

Investing Activities
  Gross property additions                                            (186,664)    (139,938)     (418,321)     (309,004)
  Nuclear fuel additions                                               (22,077)      (5,439)      (47,329)      (32,573)
  Contributions to nuclear decommissioning trust                        (7,704)      (7,712)      (17,979)      (17,995)
  Increase in cash restricted for redemption of long-term debt         (59,079)           -       (59,079)            -
  Net cash flow of company-owned life insurance program                 (4,976)      (6,729)      (4,963)       (6,850)
  Investment in non-utility activities                                 (34,883)     (41,611)      (61,486)     (106,545)
-------------------------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                         (315,383)    (201,429)     (609,157)     (472,967)
-------------------------------------------------------------------------------------------------------------------------

Financing Activities
  Proceeds from issuance of long-term debt                             417,383            -       417,383       400,970
  Net increase (decrease) in short-term indebtedness                   (69,500)     117,500       (57,600)     (144,750)
  Net increase (decrease) in outstanding payments                       10,067          473        41,620       (85,833)
  Retirement of long-term debt                                         (67,352)         (47)     (264,717)       (1,683)
  Dividends paid on common stock                                       (79,125)     (72,522)     (158,056)     (144,736)
  Other                                                                      -         (187)            -           144
-------------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by (Used in) Financing Activities            211,473       45,217       (21,370)       24,112
-------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                    (7,080)      37,709       (50,407)       52,431
Cash and Cash Equivalents at Beginning of the Period                    36,544       43,594        79,871        28,872
-------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                       $  29,464    $  81,303     $  29,464        81,303
-------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest                               $  30,131    $  26,543     $  96,864     $  77,731
                              income taxes                           $ 110,477    $ 108,337     $ 111,866     $ 109,493
-------------------------------------------------------------------------------------------------------------------------

See Supplemental Data and Notes to Consolidated Interim Financial Statements.

Item 1.          Financial Statements (cont.)
------           ----------------------------

                         Carolina Power & Light Company
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                                  JUNE 30, 2000

STATEMENTS OF INCOME
                                                                     Three Months Ended           Six Months Ended
                                                                          June 30                        June 30
(In thousands)                                                      2000           1999           2000            1999
---------------------------------------------------------------------------------------------------------------------------
Operating Revenues
Electric                                                        $    778,470    $   733,999  $  1,558,378    $   1,472,558
Natural gas                                                           75,350              -       147,448                -
Diversified businesses                                                38,484         28,823        63,618           53,166
---------------------------------------------------------------------------------------------------------------------------
       Total Operating Revenues                                      892,304        762,822     1,769,444        1,525,724
---------------------------------------------------------------------------------------------------------------------------
Operating Expenses
  Fuel used in electric generation                                   137,001        142,918       297,388          281,882
  Purchased power                                                     85,067         96,961       155,326          182,183
  Gas purchased for resale                                            59,836              -       103,734                -
  Other operation and maintenance                                    164,989        164,819       363,216          307,786
  Depreciation and amortization                                      134,134        121,284       266,624          241,840
  Taxes other than on income                                          35,511         34,669        72,845           70,670
  Harris Plant deferred costs, net                                     2,815          1,964         8,096            3,488
  Diversified businesses                                              58,767         42,836       102,922           81,096
---------------------------------------------------------------------------------------------------------------------------
      Total Operating Expenses                                       678,120        605,451     1,370,151        1,168,945
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                                     214,184        157,371       399,293          356,779
---------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
  Interest income                                                      2,048          2,270         5,311            4,563
  Other, net                                                          (4,789)        (8,250)         (494)         (15,246)
---------------------------------------------------------------------------------------------------------------------------
      Total Other Income (Expense)                                    (2,741)        (5,980)        4,817          (10,683)
---------------------------------------------------------------------------------------------------------------------------
Interest Charges
  Long-term debt                                                      54,851         43,993       104,923           86,394
  Other interest charges                                               4,279          3,042         9,280            5,803
  Allowance for borrowed funds used during construction               (6,323)        (2,964)      (10,929)          (4,792)
---------------------------------------------------------------------------------------------------------------------------
      Net Interest Charges                                            52,807         44,071       103,274           87,405
---------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                           158,635        107,320       300,836          258,691
Income Taxes                                                          50,434         44,161       106,632          103,320
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                           108,202         63,159       194,204          155,371
Preferred Stock Dividend Requirements                                   (742)          (742)       (1,483)          (1,483)
---------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                       $    107,460    $    62,417  $    192,721    $     153,888
===========================================================================================================================


===========================================================================================================================

See Supplemental Data and Notes to Consolidated Interim Financial Statements.

Carolina Power & Light Company
BALANCE SHEETS

                                                                         June 30               December 31
(In thousands)                                                     2000           1999             1999
-------------------------------------------------------------------------------------------------------------------
                                ASSETS
Utility Plant
  Electric utility plant in service                             $ 10,915,192   $ 10,418,318   $ 10,633,823
  Gas utility plant in service                                       362,445              -        354,773
  Accumulated depreciation                                        (5,246,208)    (4,685,796)    (4,975,405)
------------------------------------------------------------------------------------------------------------
         Utility plant in service, net                             6,031,429      5,732,522      6,013,191
  Held for future use                                                  8,028         11,984         11,282
  Construction work in progress                                      637,770        408,959        536,017
  Nuclear fuel, net of amortization                                  193,287        184,095        204,323
------------------------------------------------------------------------------------------------------------
       Total Utility Plant, Net                                    6,870,514      6,337,560      6,764,813
------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                           29,464         81,303         79,871
  Accounts receivable                                                501,516        448,655        446,367
  Taxes receivable                                                         -              -          3,770
  Inventory                                                          272,508        233,264        247,913
  Deferred fuel cost                                                  95,683         44,411         81,699
  Prepayments                                                         31,980          9,462         42,631
  Other current assets                                               114,243         81,393        177,082
------------------------------------------------------------------------------------------------------------
         Total Current Assets                                      1,045,394        898,488      1,079,333
------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Income taxes recoverable through future rates                      228,880        253,000        229,008
  Abandonment costs                                                        -          9,005          1,675
  Harris Plant deferred costs                                         49,562         58,341         56,142
  Unamortized debt expense                                            13,264         16,922         10,924
  Nuclear decommissioning trust funds                                411,534        345,947        379,949
  Diversified business property, net                                 192,154        170,767        239,982
  Miscellaneous other property and investments                       428,335        227,320        252,454
  Goodwill, net                                                      341,671         61,269        288,970
  Other assets and deferred debits                                   190,338        187,498        190,769
------------------------------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                    1,855,738      1,330,069      1,649,873
------------------------------------------------------------------------------------------------------------
            Total Assets                                        $  9,771,646 $    8,566,117  $   9,494,019
------------------------------------------------------------------------------------------------------------
                    CAPITALIZATION AND LIABILITIES

Capitalization
  Common stock equity                                           $  3,460,084 $    2,975,565  $   3,412,647
  Preferred stock - redemption not required                           59,376         59,376         59,376
  Long-term debt, net                                              3,084,048      2,716,447      3,028,561
-----------------------------------------------------------------------------------------------------------
         Total Capitalization                                      6,603,508      5,751,388      6,500,584
-----------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                  388,477        201,610        197,250
  Accounts payable                                                   269,278        231,787        269,053
  Taxes accrued                                                       60,873         35,280              -
  Interest accrued                                                    49,558         47,104         47,607
  Dividends declared                                                  81,185         74,385         80,939
  Short-term obligations                                             114,631              -        168,240
  Other current liabilities                                          153,670        114,282        130,036
-----------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                 1,117,672        704,448        893,125
-----------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                1,581,633      1,636,415      1,632,778
  Accumulated deferred investment tax credits                        198,506        206,722        203,704
  Other liabilities and deferred credits                             270,327        267,144        263,828
-----------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities              2,050,466      2,110,281      2,100,310
-----------------------------------------------------------------------------------------------------------
            Total Capitalization and Liabilities                $  9,771,646    $ 8,566,117  $   9,494,019
===========================================================================================================

SCHEDULES OF COMMON STOCK EQUITY
(In thousands)
  Common stock (without par value, authorized 200,000,000,      $  1,748,400    $ 1,383,143  $   1,746,249
               issued and outstanding 159,608,055,
               151,337,503 and 159,599,650 shares,
               respectively)
  Unearned ESOP common stock                                       (129,260)       (144,254)      (140,153)
  Capital stock issuance expense                                       (816)           (790)          (794)
  Retained earnings                                                1,841,760      1,737,466      1,807,345
-----------------------------------------------------------------------------------------------------------
         Total Common Stock Equity                              $  3,460,084    $ 2,975,565  $   3,412,647
===========================================================================================================

See Supplemental Data and Notes to Consolidated Interim Financial Statements.

Carolina Power & Light Company
STATEMENTS OF CASH FLOWS                                            Three Months Ended            Six Months Ended
                                                                         June 30                       June 30
(In thousands)                                                     2000           1999           2000          1999
------------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                                    $  108,202      $  63,159      $ 194,204    $  155,371
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                156,549        143,534        310,334       286,905
      Harris Plant deferred costs                                    2,033          1,065          6,580         1,679
      Deferred income taxes                                        (20,066)       (15,407)       (51,106)      (32,805)
      Investment tax credit                                         (2,599)        (2,550)        (5,198)       (5,100)
      Deferred fuel cost (credit)                                  (20,014)        (2,172)       (12,555)       (1,765)
      Net (increase) decrease in receivables, inventories,
       prepaid expense and other current assets                   (136,989)       (61,429)         3,799       (69,861)
      Net increase (decrease) in payables and accrued expenses       4,005         36,203         74,016        87,265
      Other                                                          6,451         32,260         61,529        81,080
------------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                   97,572        194,663        581,603       502,769
------------------------------------------------------------------------------------------------------------------------

Investing Activities
  Gross property additions                                        (186,664)      (139,938)      (418,321)    (309,004)
  Nuclear fuel additions                                           (22,077)        (5,439)       (47,329)      (32,573)
  Contributions to nuclear decommissioning trust                    (7,704)        (7,712)       (17,979)      (17,995)
  Increase in cash restricted for redemption of long-term debt     (59,079)             -        (59,079)            -
  Net cash flow of company-owned life insurance program             (4,976)        (6,729)        (4,963)       (6,850)
  Investment in non-utility activities                             (34,883)       (41,611)       (61,486)     (106,545)
------------------------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                     (315,383)      (201,429)      (609,157)     (472,967)
------------------------------------------------------------------------------------------------------------------------

Financing Activities
  Proceeds from issuance of long-term debt                         417,383              -        417,383       400,970
  Net increase (decrease) in short-term indebtedness               (69,500)       117,500        (57,600)     (144,750)
  Net increase (decrease) in outstanding payments                   10,067            473         41,620       (85,833)
  Retirement of long-term debt                                     (67,352)           (47)      (264,717)       (1,683)
  Dividends paid on common and preferred stock                     (79,867)       (73,264)      (159,539)     (146,219)
  Other                                                                  -           (187)             -           144
------------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by (Used in) Financing Activities        210,731         44,475        (22,853)       22,629
------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                (7,080)        37,709        (50,407)       52,431
Cash and Cash Equivalents at Beginning of the Period                36,544         43,594         79,871        28,872
------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                  $   29,464      $  81,303      $  29,464        81,303
------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest                          $   30,131      $  26,543      $  96,864    $   77,731
                              income taxes                      $  110,477      $ 108,337      $ 111,866    $  109,493
------------------------------------------------------------------------------------------------------------------------

See Supplemental Data and Notes to Consolidated Interim Financial Statements.

CP&L Energy, Inc and Carolina Power & Light Company
SUPPLEMENTAL  DATA                                                  Three Months Ended            Six Months Ended
                                                                         June 30                       June 30
                                                                   2000           1999           2000          1999
------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)
Electric
    Retail                                                        $ 622,227     $  580,155   $ 1,256,893   $ 1,182,419
    Wholesale                                                       138,785        136,832       268,477       258,120
    Miscellaneous revenue                                            17,458         17,012        33,008        32,019
------------------------------------------------------------------------------------------------------------------------
         Total Electric                                             778,470        733,999     1,558,378     1,472,558
Natural gas                                                          75,350              -       147,448             -
Diversified businesses                                               38,484         28,823        63,618        53,166
------------------------------------------------------------------------------------------------------------------------

            Total Operating Revenues                              $ 892,304     $  762,822   $ 1,769,444   $ 1,525,724
========================================================================================================================

Energy Sales
 Electric (millions of kWh)
  Retail
     Residential                                                      3,172          2,753         7,061         6,416
     Commercial                                                       2,962          2,689         5,474         5,121
     Industrial                                                       3,768          3,827         7,191         7,111
     Other retail                                                       332            326           678           638
------------------------------------------------------------------------------------------------------------------------
          Total retail                                               10,234          9,595        20,404        19,286
  Wholesale                                                           3,303          3,772         7,011         7,042
------------------------------------------------------------------------------------------------------------------------
     Total Electric                                                  13,537         13,367        27,415        26,328
------------------------------------------------------------------------------------------------------------------------

========================================================================================================================
Natural Gas Delivered (thousands of  dt)                             13,497              -        30,841             -
========================================================================================================================

Energy Supply (millions of kWh)
  Generated - coal                                                    6,885          6,840        14,345        13,392
              nuclear                                                 5,433          5,405        11,097        11,145
              hydro                                                     157            145           333           355
              combustion turbines                                       282             47           316            67
  Purchased                                                           1,299          1,392         2,331         2,320
------------------------------------------------------------------------------------------------------------------------

            Total Energy Supply (Company Share)                      14,056         13,829        28,422        27,279
========================================================================================================================

Detail of Income Taxes (in thousands)
    Income tax expense (credit) - current                         $  73,099     $   62,118  $    162,936   $   141,225
                                  deferred                          (20,066)       (15,407)      (51,106)      (32,805)
                                  investment tax credit              (2,599)        (2,550)       (5,198)       (5,100)
------------------------------------------------------------------------------------------------------------------------

               Total Income Tax Expense                           $  50,434     $   44,161  $    106,632   $   103,320
========================================================================================================================

See Notes to Consolidated Interim Financial Statements.

               CP&L Energy, Inc. & Carolina Power & Light Company

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.       ORGANIZATION AND BASIS OF PRESENTATION

         Organization. On June 19, 2000, CP&L was reorganized into a holding company structure and all of the shares of common stock of CP&L were exchanged for an equal number of shares of common stock of CP&L Energy. The outstanding preferred stock and debt securities of CP&L were not affected by the holding company restructuring and remain outstanding as securities of CP&L. The holding company structure will allow greater organizational flexibility, including a clearer separation of regulated businesses from each other and from unregulated business such as energy services, telecommunications and electric generation projects for wholesale markets.

         CP&L is a public service corporation primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North and South Carolina and the transmission, distribution and sale of natural gas in portions of North Carolina.

         Basis of Presentation. This Quarterly Report on Form 10-Q is a combined report of CP&L Energy and CP&L, a regulated electric and gas utility subsidiary of CP&L Energy. The Notes to the Consolidated Financial Statements apply to both CP&L Energy and CP&L, unless indicated otherwise. CP&L Energy's prior period consolidated financial statements have been prepared from CP&L's prior period consolidated financial statements, except that certain items have been reclassified to reflect CP&L Energy's structure.

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to fairly present CP&L Energy's and CP&L's financial position and results of operations for the interim periods. These consolidated interim financial statements do not contain the complete detail or footnote disclosure which would be included in full year financial statements and, therefore, should be read in conjunction with the consolidated financial statements included in CP&L's Annual Report on Form 10-K for the Year Ended December 31, 1999. Due to temperature variations between seasons of the year and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Certain amounts for 1999 have been reclassified to conform to the 2000 presentation, with no effect on previously reported net income or common stock equity.

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


         On July 15, 1999, CP&L completed the acquisition of North Carolina Natural Gas Corporation (NCNG). The acquisition was accounted for as a purchase and, accordingly, the operating results of NCNG have been included in the consolidated financial statements of CP&L since the date of acquisition.

2.       FLORIDA PROGRESS CORPORATION

         CP&L, Florida Progress Corporation (FPC), a Florida corporation, and CP&L Energy, entered into an Amended and Restated Agreement and Plan of Share Exchange dated as of August 22, 1999, amended and restated as of March 3, 2000 (the "Amended Agreement").

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

         FPC shareholders will receive one CVO for each share of FPC stock owned. Each CVO will represent the right to receive contingent payments that may be made by CP&L Energy based on certain cash flows that may be derived from future operations of four synthetic fuel plants, purchased by FPC in October 1999. In conjunction with this proposed share exchange, CP&L Energy plans to issue debt to fund the cash portion of the exchange.

         The transaction has been approved by the Boards of Directors of FPC, CP&L and CP&L Energy. Consummation of the exchange is subject to the satisfaction or waiver of certain closing conditions including, among others, the approval by the shareholders of FPC and the approval of the issuance of CP&L Energy common stock in the exchange by the shareholders of CP&L Energy; the approval or regulatory review by the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission (SEC), the Nuclear Regulatory Commission (NRC), the North Carolina Utilities Commission (NCUC), and certain other federal and state regulatory bodies; the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act); and other customary closing conditions. In addition, FPC's obligation to consummate the exchange is conditioned upon the Final Stock Price being not less than $30.00. CP&L, CP&L Energy and FPC have agreed to certain undertakings and limitations regarding the conduct of their respective businesses prior to the closing of the transaction. The transaction is expected to be completed in the fall of 2000.

         Either FPC or CP&L Energy and CP&L may terminate the Amended Agreement under certain circumstances, including if the exchange has not been consummated on or before December 31, 2000; provided that if certain conditions have not been satisfied on December 31, 2000, but all other conditions have been satisfied or waived then such date shall be June 30, 2001. In the event that FPC or CP&L Energy terminate the Amended Agreement in certain limited circumstances, FPC would be required to pay CP&L Energy a termination fee of $150 million, plus CP&L Energy's reasonable out-of-pocket expenses which are not to exceed $25 million in the aggregate.


         On May 23, 2000, the NRC approved the change in control of FPC that will result from the share exchange. On July 12, 2000, the FERC approved the change of control over FPC's jurisdictional facilities resulting from the share exchange. Also, on July 12, 2000, the Department of Justice terminated the waiting period under the HSR Act and completed its antitrust review. On February 3, 2000, CP&L Energy filed an application with the NCUC for authorization of the share exchange with FPC and the issuance of common stock in connection with the transaction. A hearing was held on this matter on July 18, 2000. Prior to the hearing, CP&L Energy had settled all disputed matters with all parties. As part of the settlement with the NCUC Public Staff, CP&L agreed to reduce rates to all of its non-Real Time Pricing customers by $3 million in 2002, $4.5 million in 2003, $6 million in 2004 and $6 million in 2005. CP&L also agreed to write off and forego recovery of $10 million of unrecovered fuel costs in its 2000 fuel cost recovery proceeding. On March 14, 2000, CP&L Energy and FPC filed an application with the SEC requesting approval of the share exchange under the Public Utility Holding Company Act. On July 28, 2000, the parties filed an amended application with the SEC, and the SEC issued its notice of the merger application on August 4, 2000. CP&L Energy and CP&L expect to obtain the final regulatory approvals and close the transaction by the fall of 2000. However, CP&L Energy and CP&L cannot predict the outcome of this matter.

3.       FINANCIAL INFORMATION BY BUSINESS SEGMENT

         CP&L provides services through the following business segments: electric, natural gas and other.

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

         (in thousands)
                                                                   Natural                                     Segment
                                                    Electric         Gas           Other       Eliminations     Totals
         ---------------------------------------- -------------- -------------- ------------- -------------- --------------
         Three Months Ended 6/30/00
         Revenues
              Unaffiliated                            $778,470        $73,779       $37,643              -       $889,892
              Intersegment                                   -          2,412         5,410        (5,410)          2,412
                                                  -------------- -------------- ------------- -------------- --------------

                   Total Revenues                     $778,470        $76,191       $43,053        (5,410)       $892,304

         Depreciation and Amortization                $129,204         $4,930        $7,742             -        $141,876

         Net Interest Charges                          $53,013         $1,674          $230        (1,880)        $53,037

         Earnings(Losses) Before Taxes                $179,246           $959      $(21,552)          (18)       $158,635

         Total Segment Assets                       $8,830,386       $561,680      $495,067      (115,487)     $9,771,646

         Capital and Investment Expenditures          $204,980         $6,685        $9,882             -        $221,547
         ======================================== ============== ============== ============= ============== ==============

                                                    Electric       Natural         Other      Eliminations     Segment
                                                                     Gas                                        Totals
         ---------------------------------------- -------------- -------------- ------------- -------------- --------------
         Three Months Ended 6/30/99
         Revenues

              Unaffiliated                            $733,999              -       $28,823             -        $762,822
              Intersegment                                   -              -         6,146       (6,146)              -
                                                  -------------- -------------- ------------- -------------- --------------

                   Total Revenues                     $733,999              -       $34,969       $(6,146)       $762,822

         Depreciation and Amortization                $121,284              -        $4,045             -        $125,329

         Net Interest Charges                          $44,071              -          $376             -         $44,447

         Earnings(Losses) Before Taxes                $124,887              -     $(17,550)           $(17)      $107,320

         Total Segment Assets                       $8,280,912              -      $285,170           $35      $8,566,117

         Capital and Investment Expenditures          $158,376              -       $23,173             -        $181,549
         ======================================== ============== ============== ============= ============== ==============

                                                    Electric       Natural         Other      Eliminations     Segment
                                                                     Gas                                        Totals
         ---------------------------------------- -------------- -------------- ------------- -------------- --------------
         Six Months Ended 6/30/00
         Revenues

              Unaffiliated                          $1,588,378       $145,747       $62,777             -      $1,766,902
              Intersegment                                   -          2,542        13,811       (13,811)          2,542
                                                  -------------- -------------- ------------- -------------- --------------

                   Total Revenues                   $1,558,378       $148,289       $76,588      $(13,811)     $1,769,444

         Depreciation and Amortization                $257,008         $9,616       $13,504             -        $280,128

         Net Interest Charges                         $103,665         $3,388          $567       $(3,779)       $103,841

         Earnings(Losses) Before Taxes                $326,407        $15,344     $(40,879)          $(36)       $300,836

         Total Segment Assets                       $8,830,386       $561,680      $495,067     $(115,487)     $9,771,646

         Capital and Investment Expenditures          $429,840        $16,497       $33,470             -        $479,807
         ======================================== ============== ============== ============= ============== ==============

         Six Months Ended 6/30/99
         Revenues

              Unaffiliated                          $1,472,558              -       $53,166             -      $1,525,724

              Intersegment                                   -              -        12,707       (12,707)              -
                                                  -------------- -------------- ------------- -------------- --------------

                   Total Revenues                   $1,472,558              -       $65,873      $(12,707)     $1,525,724



         Depreciation and Amortization                $241,840              -        $8,146             -        $249,986

         Net Interest Charges                          $87,405              -          $780             -         $88,185

         Earnings(Losses) Before Taxes                $294,009              -      $(35,277)         $(41)       $258,691

         Total Segment Assets                       $8,280,912              -      $285,170            $35     $8,566,117

         Capital and Investment Expenditures          $292,860              -      $122,689              -       $415,549
         ======================================== ============== ============== ============= ============== ==============

         Segment totals for depreciation and amortization expense include expenses related to the other segments that are included in diversified business operating expenses on a consolidated basis. Segment totals for interest expense include expenses related to the other segments that are included in other, net on a consolidated basis.

4.       FINANCING ACTIVITIES

         During 2000, CP&L has issued a total of $300 million principal amount of Senior Notes and $497.64 million principal amount of variable rate First Mortgage Bonds. The issuances were as follows:

            a) On April 11, 2000, CP&L issued $300 million principal amount of Senior Notes, 7.50% Series Due April 1, 2005.

            b) On June 15, 2000, CP&L issued $67.3 million principal amount of First Mortgage Bonds, Pollution Control Series N, Wake County Pollution Control Revenue Refunding Bonds (Carolina Power & Light Company Project) 2000 Series A Due November 1, 2018.

            c) On June 15, 2000, CP&L issued $55.64 million principal amount of First Mortgage Bonds, Pollution Control Series O, Person County Pollution Control Revenue Refunding Bonds (Carolina Power & Light Company Project) 2000 Series A Due November 1, 2018.

            d) On July 13, 2000, CP&L issued $329.1 million principal amount of First Mortgage Bonds, Pollution Control Series P, Q, and S through V, Wake County Pollution Control Revenue Refunding Bonds (Carolina Power & Light Company Project) 2000 Series B, C, and D through G Due October 1, 2022.

            e) On July 13, 2000, CP&L issued $45.6 million principal amount of First Mortgage Bonds, Pollution Control Series R, Person County Solid Waste Disposal Revenue Refunding Bonds (Carolina Power & Light Company Project) 2000 Series B Due October 1, 2022.

         In addition, CP&L retired or redeemed $47.25 million principal amount of Promissory Notes, $150 million principal amount of First Mortgage Bonds and $497.64 million principal amount of variable rate Pollution Control Obligations. The following contains details of each retirement or redemption:

            a) The retirement on January 15, 2000 of $47.25 million principal amount of non-interest bearing Promissory Notes, Series 1993A, which matured on that date.

            b) The retirement on February 1, 2000 of $150 million principal amount of First Mortgage Bonds, 6-1/8% Series, which matured on that date.

            c) The redemption of CP&L's Pollution Control Obligations relating to:
                 i) The redemption on June 30, 2000, of $67.3 million principal amount of The Wake County Industrial Facility and Pollution Control Financing Authority Pollution Control Revenue Bonds (Carolina Power & Light Company Project) Series 1985A due May 1, 2015, at 100% of the principal amount of such bonds.
                 ii) The redemption on July 28, 2000, of $50 million principal amount of The Wake County Industrial Facility and Pollution Control Financing Authority Pollution Control Revenue Bonds (Carolina Power & Light Company Project) Series 1985B due September 1, 2015, at 100% of the principal amount of such bonds.
                iii) The redemption on July 28, 2000, of $97.4 million
                     principal amount of The Wake County Industrial Facility and Pollution Control Financing Authority Pollution Control Revenue Bonds (Carolina Power & Light Company Project) Series 1985C due October 1, 2015, at 100% of the principal amount of such bonds.
                 iv) The redemption on August 1, 2000, of $45.6 million
                     principal amount of The Person County Industrial Facility and Pollution Control Financing Authority Solid Waste Disposal Revenue Bonds (Carolina Power & Light Company Project) Series 1986 due November 1, 2016, at 100% of the principal amount of such bonds.
                 v) The redemption on August 1, 2000, of $41.7 million principal amount of The Wake County Industrial Facility and Pollution Control Financing Authority Pollution Control Revenue Bonds (Carolina Power & Light Company Project) Series 1987 due March 1, 2017, at 100% of the principal amount of such bonds.
                 vi) The redemption on August 1, 2000, of $70 million principal amount of The Wake County Industrial Facility and Pollution Control Financing Authority Pollution Control Revenue Refunding Bonds (Carolina Power & Light Company Project) Series 1990A due June 15, 2014, at 100% of the principal amount of such bonds.
                vii) The redemption on August 1, 2000, of $70 million principal amount of The Wake County Industrial Facility and Pollution Control Financing Authority Pollution Control Revenue Refunding Bonds (Carolina Power & Light Company Project) Series 1990B due June 15, 2014, at 100% of the principal amount of such bonds.

               viii) The redemption on August 2, 2000, of $55.64 million
                     principal amount of The Person County Industrial Facility and Pollution Control Financing Authority Pollution Control Revenue Refunding Bonds (Carolina Power & Light Company Project) Series 1992A due November 1, 2019, at 100% of the principal amount of such bonds.

5.       NUCLEAR DECOMMISSIONING

         In CP&L's retail jurisdictions, provisions for nuclear decommissioning costs are approved by the NCUC and the SCPSC and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdiction, the provisions for nuclear decommissioning costs are based on amounts agreed upon in applicable rate agreements. Based on the site-specific estimates discussed below, and using an assumed after-tax earnings rate of 7.75% and an assumed cost escalation rate of 4%, current levels of rate recovery for nuclear decommissioning costs are adequate to provide for decommissioning of CP&L's nuclear facilities.

         CP&L's most recent site-specific estimates of decommissioning costs were developed in 1998, using 1998 cost factors, and are based on prompt dismantlement decommissioning, which reflects the cost of removal of all radioactive and other structures currently at the site, with such removal occurring shortly after operating license expiration. These estimates, in 1998 dollars, are $281.5 million for Robinson Unit No. 2, $299.6 million for Brunswick Unit No. 1, $298.7 million for Brunswick Unit No. 2 and $328.1 million for the Harris Plant. The estimates are subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The cost estimates exclude the portion attributable to North Carolina Eastern Municipal Power Agency (Power Agency), which holds an undivided ownership interest in the Brunswick and Harris nuclear generating facilities. Operating licenses for CP&L's nuclear units expire in the year 2010 for Robinson Unit No. 2, 2016 for Brunswick Unit No. 1, 2014 for Brunswick Unit No. 2 and 2026 for the Harris Plant.

         The Financial Accounting Standards Board is proceeding with its project regarding accounting practices related to obligations associated with the retirement of long-lived assets, and a revised exposure draft of a proposed accounting standard was issued during the first quarter of 2000. It is uncertain what effects this draft may ultimately have on CP&L's accounting for nuclear decommissioning and other retirement costs.

6.       COMMITMENTS AND CONTINGENCIES

         Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 1999, with respect to the commitments discussed in Note 16 of the financial statements included in CP&L's 1999 Annual Report on Form 10-K.

         Contingencies


                 1) Applicability of SFAS-71. As a regulated entity, CP&L is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS-71). Accordingly, CP&L records certain assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under generally accepted accounting principles for unregulated entities. CP&L's ability to continue to meet the criteria for application of SFAS-71 may be affected in the future by competitive forces, deregulation and restructuring in the electric utility industry. In the event that SFAS-71 no longer applies to a separable portion of CP&L's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of electric utility plant assets as determined pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." CP&L's net regulatory assets totaled $417 million, $426 million and $414 million as of June 30, 2000, June 30, 1999 and December 31, 1999, respectively.


2)       Claims and Uncertainties.

                 a) CP&L is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

                  Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under various federal and state laws. There are several manufactured gas plant (MGP) sites to which the electric utility and gas utility have some connection. In this regard, both the electric utility and gas utility, along with others, are participating in a cooperative effort with the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). The DWM has established a uniform framework to address MGP sites. The investigation and remediation of specific MGP sites will be addressed pursuant to an Administrative Order on Consent (AOC) between the DWM and the potentially responsible party or parties. Both the electric utility and gas utility have signed an AOC to investigate and remediate certain sites. Both the electric utility and the gas utility continue to identify parties connected to individual MGP sites, and to determine their relative relationship to other parties at those sites and the degree to which they will undertake efforts with others at individual sites. CP&L

                  Energy and CP&L do not expect the costs associated with these sites to be material to the consolidated results of operations or financial position of CP&L Energy and CP&L.

                  The electric utility and gas utility are periodically notified by regulators such as the North Carolina Department of Environment and Natural Resources, the South Carolina Department of Health and Environmental Control, and the U.S. Environmental Protection Agency (EPA) of its involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although CP&L may incur costs at the sites about which it has been notified, based upon the current status of the sites, CP&L Energy and CP&L do not expect those costs to be material to the consolidated results of operations or financial position of CP&L Energy and CP&L.

                  The EPA has been conducting an enforcement initiative related to a number of coal-fired electric utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. CP&L has been asked to provide information to the EPA as part of this initiative and has cooperated in providing the requested information. The EPA has initiated enforcement actions, which may have potentially significant penalties, against other companies that have been subject to this initiative. CP&L cannot predict the outcome of this matter.

                  The EPA published a final rule approving petitions under
                  section 126 of the Clean Air Act, which requires certain sources to make reductions in nitrogen oxide emissions by 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. CP&L's fossil-fueled electric generating plants are included in these petitions. CP&L and certain states are participating in litigation challenging the EPA's action. CP&L cannot predict the outcome of this matter.


                  In 1998, the EPA published a final rule addressing the issue of regional transport of ozone. This rule is commonly known as the NOx SIP Call. The EPA's rule requires 22 states, including North and South Carolina, to further reduce nitrogen oxide emissions in order to attain a pre-set state NOx emission level by May 2003. The EPA's rule also suggests to the states that these additional nitrogen oxide emission reductions be obtained from the utility sector. CP&L is evaluating necessary measures to comply with the rule and estimates its related capital expenditures through 2003 could be approximately $327 million. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to CP&L's results of operations. CP&L and the states of North and South Carolina have been participating in litigation challenging the NOx SIP Call. The District of Columbia Circuit Court of Appeals upheld the EPA's NOx SIP Call. Further appeals are being considered. Prior to resolution of a potential appeal, the EPA is requiring regulations in the states involved in the NOx SIP call including North and South Carolina to comport with the NOx SIP call. Acceptable state plans can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. CP&L cannot predict the outcome of this matter.

                  In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. North Carolina and certain states are participating in a further appeal to the U.S. Supreme Court. North Carolina adopted the federal eight-hour ozone standard and is proceeding with the implementation process.


                  b) As required under the Nuclear Waste Policy Act of 1982, CP&L entered into a contract with the U.S. Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

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

                  After the DOE failed to comply with the decision in Indiana & Michigan Power v. DOE, a group of utilities (including CP&L) petitioned the Court of Appeals in Northern States Power (NSP)
                  v. DOE, seeking an order requiring the DOE to begin taking spent nuclear fuel by January 31, 1998. The DOE took the position that their delay was unavoidable, and the DOE was excused from performance under the terms and conditions of the contract. The Court of Appeals did not order the DOE to begin taking spent nuclear fuel, stating that the utilities had a potentially adequate remedy by filing a claim for damages under the contract.

                  After the DOE failed to begin taking spent nuclear fuel by January 31, 1998, a group of utilities (including CP&L) filed a motion with the Court of Appeals to enforce the mandate in NSP v. DOE. Specifically, the utilities asked the Court to permit the utilities to escrow their waste fee payments, to order the DOE not to use the waste fund to pay damages to the utilities, and to order the DOE to establish a schedule for disposal of spent nuclear fuel. The Court denied this motion based primarily on the grounds that a review of the matter was premature, and that some of the requested remedies fell outside of the mandate in NSP v. DOE.

                  Subsequently, a number of utilities each filed an action for damages in the Court of Claims and before the Court of Appeals. CP&L is in the process of evaluating whether it should file a similar action for damages. In NSP v. U.S., the Court of Claims decided that NSP must pursue its administrative remedies instead of filing an action in the Court of Claims. NSP has filed an interlocutory appeal to the Court of Appeals based on NSP's position that the Court of Claims has jurisdiction to decide that matter. A group of utilities (including CP&L) has submitted an amicus brief in support of NSP's position.

                  CP&L also continues to monitor legislation that has been introduced in Congress which might provide some limited relief. CP&L cannot predict the outcome of this matter.

                  With certain modifications and additional approval by the NRC, CP&L's spent fuel storage facilities will be sufficient to provide storage space for spent fuel generated on CP&L's system through the expiration of the current operating licenses for all of CP&L's nuclear generating units. Subsequent to the expiration of these licenses, dry storage may be necessary. CP&L has initiated the process of obtaining the additional NRC approval.

                  c) In the opinion of management, liabilities, if any, arising under other pending claims would not have a material effect on the financial position and results of operations of CP&L Energy and CP&L.

7.       EARNINGS PER COMMON SHARE

         Restricted stock awards and contingently issuable shares had a dilutive effect on earnings per share for the six months ended June 30, 1999 and increased the weighted-average number of common shares outstanding for dilutive purposes by 400,256 and 370,149 for the three and six months ended June 30, 2000, respectively, and by 289,087 and 282,988 for the three and six months ended June 30, 1999, respectively. The weighted-average number of common shares outstanding for dilutive purposes was 153.7 million and 153.5 million for the three and six months ended June 30, 2000, respectively, and 144.8 million and 144.7 million for the three and six months ended June 30, 1999.

         Employee Stock Ownership Plan shares that have not been committed to be released to participants' accounts are not considered outstanding for the determination of earnings per common share. Those shares totaled 5,875,527 and 6,557,051 at June 30, 2000 and June 30, 1999,
         respectively.


8.       NEW ACCOUNTING STANDARD


         In June 2000, the Financial Accounting Standards Board published Statement of Financial Accounting Standards (SFAS) No. 138, which amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The amendment to SFAS No. 133 includes expansion of the normal purchases and sales exception to most contracts for which physical delivery of the asset being sold or purchased is probable. This amendment is expected to substantially reduce the scope of SFAS No. 133 implementation efforts by CP&L. In addition, CP&L believes that its contracts that will fall within the scope of SFAS No. 133, as amended, are currently being recorded at fair value, with appropriate hedge or non-hedge accounting treatment. Consequently, based on CP&L's historical use of such contracts, CP&L currently does not expect SFAS No. 133 to have a material effect on its financial position or results of operations. CP&L will continue its SFAS No. 133 implementation efforts during the last half of 2000 in preparation for implementation in 2001.


9.       RISK MANAGEMENT AND DERIVATIVE INFORMATION

         During the second quarter, CP&L entered into interest rate swap agreements to hedge its exposure on variable rate debt positions. The agreements, with a total notional amount of $500 million, are effective in July 2000 and mature in July 2002. Under these agreements, CP&L receives a floating rate based on the three month LIBOR and pays a weighted-average fixed rate of approximately 7.17%. The notional amount of the contracts is not exchanged and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates. CP&L only enters into swap agreements with strong creditworthy counterparties.


10       INTERPATH AGREEMENT

         Effective June 28, 2000, CP&L, Caronet, Inc. (Caronet), the wholly-owned subsidiary of CP&L formerly known as Interpath Communications, Inc., a North Carolina and Virginia corporation, and Bain Capital, Inc. a private equity fund, and its affiliates (Bain) formed a new company, Interpath Communications, Inc. (Interpath), a Delaware corporation. As part of the transaction, Caronet contributed the net assets used in the application service provider business to Interpath. Under the terms of the related agreement, Caronet owns 35% of Interpath's stock (10% of the voting stock) and Bain owns 65% of Interpath's stock. Prior to this agreement, Caronet was consolidated in CP&L's financial statements as a wholly-owned subsidiary. As of the effective date, the net book value of CP&L's investment in Interpath was recorded in miscellaneous other property and investments using the cost method of accounting.


11       SUBSEQUENT EVENT

         On July 1, 2000, CP&L distributed its ownership interest in the stock of NCNG, Strategic Resource Solutions Corp. (SRS), Monroe Power Company (Monroe Power) and CPL Energy Ventures, Inc (Energy Ventures) to CP&L Energy. As a result, those companies are direct subsidiaries of CP&L Energy and will not be included in CP&L's results of operations and financial position on a prospective basis.

         Item 2.  Management's Discussion and Analysis of Financial Condition
         ------   ------------------------------------------------------------
                  and Results of Operations
                  -------------------------

                              RESULTS OF OPERATIONS
                For the Three and Six Months Ended June 30, 2000,
           As Compared With the Corresponding Period One Year Earlier
           ----------------------------------------------------------


         This is a combined Quarterly Report on Form 10-Q of CP&L Energy, Inc. (CP&L Energy) and Carolina Power & Light (CP&L). Therefore, the Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) applies to both CP&L Energy and CP&L, unless indicated otherwise. The MD&A should be read in conjunction with the consolidated financial statements included in this report.


         Business segment earnings and the factors affecting them are discussed below.

         Electric
         --------

         The fluctuations in electric operating revenues for the three and six months ended June 30, 2000 as compared to last year were affected by the following factors (in millions):

                                                               Three    Six
                                                              Months   Months
                 Customer growth/changes in usage patterns*    $ 30    $   60
                 Industrial sales                                (3)        4
                 Weather                                         27        32
                 Price                                           (7)      (13)
                 Sales to Power Agency                            3         8
                 Sales to other utilities                        (7)       (6)
                 Miscellaneous                                    1         1
                                                               -----    -----

                    Total                                      $ 44     $  86
                                                               ======   =====
                *Customer growth/changes in usage patterns excludes industrial customers.

         The increase in the customer growth/changes in usage patterns component of revenues reflects continued growth in the number of customers served by CP&L. During the three-month period, industrial sales experienced a decline reflecting the downturn in the chemical industry. During the six-month period, industrial sales experienced an overall increase primarily related to the textile industry, while continuing to be negatively affected by the downturn in the chemical industry. The increase in the weather component of revenues is the result of favorable temperatures in the current periods compared to corresponding prior periods. During the three-month period, the price-related decrease reflects capacity pricing changes between CP&L and the North Carolina Electric Membership Corporation that took effect January 1, 2000. During the six-month period, the price-related decrease reflects capacity pricing changes between CP&L and the North Carolina Electric Membership Corporation that took effect January 1, 2000, and the effects of real-time pricing rate participation by industrial customers. The increase in revenue related to sales to North Carolina Eastern Municipal Power Agency (Power Agency) is due to more favorable temperatures and to increased demand. For both periods, the decrease in sales to other utilities is attributable to unit outages, and the effects of gas prices on generation sales.

         The increase in fuel used in electric generation for the six-month period is primarily due to an increase in generation and to deferred fuel adjustments.

         Purchased power decreased in both periods primarily due to the expiration in mid-1999 of CP&L's long-term purchase power agreement with Duke Energy Corporation (Duke Energy).

         Other operation and maintenance expense remained relatively stable for the three month period but increased significantly during the six months ended June 30, 2000 due to restoration costs associated with the severe winter storm and record breaking snowfall in January, the timing of plant outages, increased general and administrative expenses and the effects of emission allowances which CP&L began to expense in January 2000. These allowances were acquired to meet the Clear Air Act emission requirements.

         Natural Gas
         -----------

         On July 15, 1999, CP&L completed the acquisition of North Carolina Natural Gas (NCNG), now operating as a wholly-owned subsidiary. The acquisition was accounted for as a purchase and, accordingly, the operating results of NCNG have been included in CP&L's financial results since the date of acquisition. Natural gas revenues totaled $75.4 million and $147.4 million, while gas purchased for resale totaled $59.8 million and $103.7 million and other operation and maintenance expenses totaled $7.6 million and $15.1 million for the three months and six months, respectively. NCNG's natural gas operations contributed $1.9 million and $17.5 million of operating income for the three months and six months, respectively.

         Other
         -----

         The increase in operating revenues of diversified business operations was due to several factors. Strategic Resource Solution Corp.'s (SRS) operating revenues continued to increase for the three and six months ended June 30, 2000, while revenues in the current periods also included the results of NCNG's and Monroe Power's diversified operations. Operating expenses increased primarily due to the business expansion program at Interpath Communications, Inc. (Interpath) and the addition of NCNG's and Monroe Power's diversified operations. This increase was partially offset by a decline in SRS's expenses due to the sale of the lighting division and improved operational performance.


               MATERIAL CHANGES IN LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow and Financing
         -----------------------

         In July 2000, CP&L established a $300 million medium term notes, Series D program. As of August 14, 2000, there were no medium term notes, Series D, issued and outstanding.

         Issuances of Bonds, Preferred Stock and Debentures
         --------------------------------------------------

         On April 11, 2000, CP&L issued $300 million principal amount of Senior Notes, 7.50% Series Due April 1, 2005. The net proceeds from the issuance were used to reduce the outstanding balance of commercial paper and other short-term indebtedness, and for general corporate purposes.

         On June 15, 2000, CP&L issued $67.3 million principal amount of First Mortgage Bonds, Pollution Control Series N, Wake County Pollution Control Revenue Refunding Bonds (Carolina Power & Light Company Project) 2000 Series A Due November 1, 2018. The proceeds were used to redeem The Wake County Industrial Facilities and Pollution Control Financing Authority's Pollution Control Revenue Bonds (Carolina Power & Light Company Project) Series 1985A Due May 1, 2015, at 100% of the principal amount of such bonds.

         On June 15, 2000, CP&L issued $55.64 million principal amount of First Mortgage Bonds, Pollution Control Series O, Person County Pollution Control Revenue Refunding Bonds (Carolina Power & Light Company Project) 2000 Series A Due November 1, 2018. The proceeds were used for the redemption on August 2, 2000 of $55.64 million The Person County Industrial Facilities and Pollution Control Financing Authority's Pollution Control Revenue Refunding Bonds (Carolina Power & Light Company Project) Series 1992A Due November 1, 2019, at 100% of the principal amount of such bonds.

         On July 13, 2000, CP&L issued $329.1 million principal amount of First Mortgage Bonds, Pollution Control Series P, Q, and S through V, Wake County Pollution Control Revenue Refunding Bonds (Carolina Power & Light Company Project) 2000 Series B, C, and D through G Due October 1, 2022. The proceeds were used for the redemption on July 28 and August 1, 2000 of $329.1 million The Wake County Industrial Facilities and Pollution Control Financing Authority's Pollution Control Revenue Bonds (Carolina Power & Light Company Project) Series 1985B due September 1, 2015, Series 1985C due October 1, 2015, Series 1987 due March 1, 2017, Series 1990A due June 15, 2014, and Series 1990B due June 15, 2014, at 100% of the principal amount of such bonds.

         On July 13, 2000, CP&L issued $45.6 million principal amount of First Mortgage Bonds, Pollution Control Series R, Person County Solid Waste Disposal Revenue Refunding Bonds (Carolina Power & Light Company Project) 2000 Series B Due October 1, 2022. The proceeds were used for the redemption on August 1, 2000 of $45.6 million The Person County Industrial Facilities and Pollution Control Financing Authority's Solid Waste Disposal Revenue Bonds (Carolina Power & Light Company Project) Series 1986 due November 1, 2016, at 100% of the principal amount of such bonds.

         Redemptions/Retirements of Bonds, Preferred Stock and Debentures

                 i. The retirement on January 15, 2000 of $47.25 million principal amount of non-interest bearing Promissory Notes, Series 1993A, which matured on that date.

                 ii. The retirement on February 1, 2000 of $150 million
                     principal amount of First Mortgage Bonds, 6-1/8% Series, which matured on that date.


                 iii. The redemption of CP&L's Pollution Control Obligations related to:

                      a. The redemption on June 30, 2000, of $67.3 million principal amount of The Wake County Industrial Facility and Pollution Control Financing Authority Pollution Control Revenue Bonds (Carolina Power & Light Company Project) Series 1985A due May 1, 2015, at 100% of the principal amount of such bonds.

                      b. The redemption on July 28, 2000, of $50 million principal amount of The Wake County Industrial Facility and Pollution Control Financing Authority Pollution Control Revenue Bonds (Carolina Power & Light Company Project) Series 1985B due September 1, 2015, at 100% of the principal amount of such bonds.

                      c. The redemption on July 28, 2000, of $97.4 million principal amount of The Wake County Industrial Facility and Pollution Control Financing Authority Pollution Control Revenue Bonds (Carolina Power & Light Company Project) Series 1985C due October 1, 2015, at 100% of the principal amount of such bonds.

                      d. The redemption on August 1, 2000, of $45.6 million principal amount of The Person County Industrial Facility and Pollution Control Financing Authority Solid Waste Disposal Revenue Bonds (Carolina Power & Light Company Project) Series 1986 due November 1, 2016, at 100% of the principal amount of such bonds.

                      e. The redemption on August 1, 2000, of $41.7 million principal amount of The Wake County Industrial Facility and Pollution Control Financing Authority Pollution Control Revenue Bonds (Carolina Power & Light Company Project) Series 1987 due March 1, 2017, at 100% of the principal amount of such bonds.

                      f. The redemption on August 1, 2000, of $70 million principal amount of The Wake County Industrial Facility and Pollution Control Financing Authority Pollution Control Revenue Refunding Bonds (Carolina Power & Light Company Project) Series 1990A due June 15, 2014, at 100% of the principal amount of such bonds.

                      g. The redemption on August 1, 2000, of $70 million principal amount of The Wake County Industrial Facility and Pollution Control Financing Authority Pollution Control Revenue Refunding Bonds (Carolina Power & Light Company Project) Series 1990B due June 15, 2014, at 100% of the principal amount of such bonds.

                      h. The redemption on August 2, 2000, of $55.64 million principal amount of The Person County Industrial Facility and Pollution Control Financing Authority Pollution Control Revenue Refunding Bonds (Carolina Power & Light Company Project) Series 1992A due November 1, 2019, at 100% of the principal amount of such bonds.


         Credit Facilities
         -----------------

         As of June 30, 2000, CP&L's revolving credit facilities totaled $750 million, all of which are long-term agreements supporting its commercial paper borrowings and other short-term indebtedness. CP&L is required to pay minimal annual commitment fees to maintain its credit facilities. Consistent with management's intent to maintain its commercial paper, pollution control revenue refunding bonds (pollution control bonds) and other short-term indebtedness on a long-term basis, and as supported by its long-term revolving credit facilities, CP&L included in long-term debt commercial paper, pollution control bonds and other short-term indebtedness of $750 million at June 30, 2000 and December 31, 1999.


         Credit Ratings
         --------------

         CP&L's First Mortgage Bonds are currently rated "A2" by Moody's Investors Service, "A" CreditWatch with negative implications by Standard and Poor's and "A+" Rating Watch-Down by Duff and Phelps. Moody's Investors Service, Standard and Poor's and Duff and Phelps have rated CP&L's commercial paper and extendible notes "P-1", "A-1" and "D-1", respectively. Moody's Investors Service and Standard and Poor's have rated CP&L's extendible commercial notes "P-1" and "A-1", respectively.

         Debt Filing
         -----------

         On July 21, 2000, NCNG filed a shelf registration statement with the Securities and Exchange Commission (SEC) that will allow NCNG to issue up to $300 million in debt securities. The proceeds may be used to finance ongoing construction and maintenance, redeem or retire outstanding indebtedness, finance future acquisitions of other entities or for other general corporate purposes.


                                  OTHER MATTERS
                                  -------------

         Florida Progress Corporation
         ----------------------------

         CP&L, Florida Progress Corporation (FPC), a Florida corporation, and CP&L Energy, entered into an Amended and Restated Agreement and Plan of Share Exchange dated as of August 22, 1999, amended and restated as of March 3, 2000 (the "Amended Agreement").

         Under the terms of the Amended Agreement, all outstanding shares of common stock, no par value, of FPC common stock would be acquired by CP&L Energy in a statutory share exchange with an approximate value of $5.0 billion, which is subject to change based on CP&L Energy's stock price and on the value of the contingent value obligations (CVO) discussed below. Each share of FPC common stock, at the election of the holder, will be exchanged for (i) $54.00 in cash and one CVO, or (ii) the number of shares of common stock, no par value, of CP&L Energy equal to the ratio determined by dividing $54.00 by the average of the closing sale price per share of CP&L Energy common stock (Final Stock Price), as reported on the New York Stock Exchange composite tape for the twenty consecutive trading days ending with the fifth trading day immediately preceding the closing date for the exchange, and one CVO, or (iii) a combination of cash and CP&L Energy common stock, and one CVO; provided, however, that shareholder elections shall be subject to allocation and proration to achieve a mix of the aggregate exchange consideration that is 65% cash and 35% common stock. The number of shares of CP&L Energy common stock that will be issued as stock consideration will vary if the Final Stock Price is within a range of $37.13 to $45.39, but not outside that range. Thus, the maximum number of shares of CP&L Energy common stock into which one share of FPC common stock could be exchanged would be 1.4543 and the minimum would be 1.1897. FPC shareholders will receive one CVO for each share of FPC stock owned. Each CVO will represent the right to receive contingent payments that may be made by CP&L Energy based on certain cash flows that may be derived from future operations of four synthetic fuel plants, purchased by FPC in October 1999. In conjunction with this proposed share exchange, CP&L Energy plans to issue debt to fund the cash portion of the exchange.

         The transaction has been approved by the Boards of Directors of FPC, CP&L and CP&L Energy. Consummation of the exchange is subject to the satisfaction or waiver of certain closing conditions including, among others, the approval by the shareholders of FPC and the approval of the issuance of CP&L Energy common stock in the exchange by the shareholders of CP&L Energy; the approval or regulatory review by the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission (SEC), the Nuclear Regulatory Commission (NRC), the North Carolina Utilities Commission (NCUC), and certain other federal and state regulatory bodies; the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act); and other customary closing conditions. In addition, FPC's obligation to consummate the exchange is conditioned upon the Final Stock Price being not less than $30.00. CP&L, CP&L Energy and FPC have agreed to certain undertakings and limitations regarding the conduct of their respective businesses prior to the closing of the transaction. The transaction is expected to be completed in the fall of 2000.

         Either FPC or CP&L Energy and CP&L may terminate the Amended Agreement under certain circumstances, including if the exchange has not been consummated on or before December 31, 2000; provided that if certain conditions have not been satisfied on December 31, 2000, but all other conditions have been satisfied or waived then such date shall be June 30, 2001. In the event that FPC or CP&L Energy terminate the Amended Agreement in certain limited circumstances, FPC would be required to pay CP&L Energy a termination fee of $150 million, plus CP&L Energy's reasonable out-of-pocket expenses which are not to exceed $25 million in the aggregate.


         On May 23, 2000, the NRC approved the change in control of FPC that will result from the share exchange. On July 12, 2000, the FERC approved the change of control over FPC's jurisdictional facilities resulting from the share exchange. Also on July 12, 2000, the Department of Justice terminated the waiting period under the HSR Act and completed its antitrust review. On February 3, 2000, CP&L Energy filed an application with the NCUC for authorization of the share exchange with FPC and the issuance of common stock in connection with the transaction, a hearing was held on this matter on July 18, 2000. Prior to the hearing CP&L Energy had settled all disputed matters with all parties. As part of the settlement with the NCUC Public Staff, CP&L agreed to reduce rates to all of its non-Real Time Pricing customers by $3 million in 2002, $4.5 million in 2003, $6 million in 2004 and $6 million in 2005. CP&L also agreed to write off and forego recovery of $10 million of unrecovered fuel costs in its 2000 fuel cost recovery proceeding. On March 14, 2000, CP&L Energy and FPC filed an application with the SEC requesting approval of the share exchange under the Public Utility Holding Company Act. On July 28, 2000, the parties filed an amended application with the SEC, and the SEC issued its notice of the merger application on August 4, 2000. CP&L Energy and CP&L expect to obtain final regulatory approvals and close the transaction by the fall of 2000. However, CP&L Energy and CP&L cannot predict the outcome of this matter.

         Competition
         -----------

         Wholesale Competition
         ---------------------

         To assist in the development of wholesale competition, the FERC, in 1996, issued standards for wholesale wheeling of electric power through its rules on open access transmission and stranded costs and on information systems and standards of conduct (Orders 888 and 889). The rules require all transmitting utilities to have on file an open access transmission tariff, which contains provisions for the recovery of stranded costs and numerous other provisions that could affect the sale of electric energy at the wholesale level. CP&L filed its open access transmission tariff with the FERC in mid-1996. Shortly thereafter, Power Agency and other entities filed protests challenging numerous aspects of CP&L's tariff and requesting that an evidentiary proceeding be held. The FERC set the matter for hearing and set a discovery and procedural schedule. In July 1997, CP&L filed an offer of settlement in this matter. The administrative law judge certified the offer to the full FERC in September 1997. The offer is pending before the FERC. In February 2000, the FERC issued a basket order for several utilities including CP&L to file a compliance filing stating whether there were any remaining undisputed issues surrounding CP&L's open access transmission tariff. On May 1, 2000, CP&L made the compliance filing setting forth the remaining undisputed issues and a plan for settling those issues. CP&L made additional compliance filings on June 8, 2000 and July 12, 2000 to report the status of negotiations with the remaining intervenors. CP&L cannot predict the outcome of this matter.

         Regional Transmission Organizations (RTO)
         -----------------------------------------

         On December 20, 1999, the FERC issued Order No. 2000 on Regional Transmission Organizations (RTO), which sets forth four minimum characteristics and eight functions for transmission entities, including independent system operators and transmission companies, to become FERC-approved RTOs. The rule states that public utilities that own, operate or control interstate transmission facilities must file by October 2000, either a proposal to participate in an RTO or an alternative filing describing efforts and plans to participate in an RTO. CP&L is participating in an effort with Duke Power and South Carolina Electric & Gas (SCE&G) to develop a for-profit transmission company to comply with Order No. 2000. The RTO is currently known as GridSouth and is expected to operate the transmission systems of CP&L, Duke Power, SCE&G and perhaps others. The current plans for GridSouth include public meetings on the proposed transmission company beginning August 2, 2000 and a filing for approval of GridSouth by October 16, 2000. CP&L cannot predict the outcome of these matters.

         North Carolina Activities
         -------------------------

         On May 16, 2000, the Study Commission on the Future of Electric Service in North Carolina issued its report to the General Assembly. The report includes the recommendations adopted by the study commission on April 3, 2000, as well as discussion regarding the recommendations, a summary of past study commission meetings, summaries of studies prepared for the study commission by its consultants, and other background information.

         As proposed by the study commission's April 3, 2000 recommendations, the General Assembly acted during its 2000 short session, which concluded on July 13, 2000, to extend the authorization and funding of the study commission until June 30, 2006. According to its report, the study commission will recommend to the 2001 General Assembly, and where necessary, the 2003 General Assembly, specific legislation to accomplish its recommendations. CP&L cannot predict the outcome of this matter.

         Federal Activities
         ------------------

         A draft bill regarding electric industry restructuring passed the House Commerce Subcommittee on October 27, 1999, and remains pending before the full Commerce Committee, which has yet to reach a consensus on the issue of jurisdiction over bundled retail transmission sales. The Senate Energy Committee passed a stand-alone reliability bill on June 20, 2000, after failing to reach a consensus on a comprehensive restructuring bill introduced by the chairman of the Committee in February. The reliability bill passed the full Senate on June 30 and was then sent to the House, where it awaits review and approval. On July 18, 2000, a new comprehensive restructuring bill was introduced in the Senate, which would require all states to implement retail competition by January 1, 2002. No date has been set for consideration of the bill. CP&L cannot predict the outcome of this matter.

         Company  Activities
         -------------------

         In October 1999, CP&L and the Albemarle-Pamlico Economic Development Corporation (APEC) announced their intention to build an 850-mile, $197.5 million, natural gas transmission and distribution system to 14 currently unserved counties in eastern North Carolina. CP&L will operate both the transmission and distribution systems, and APEC will help ensure that the new facilities are built in the most advantageous locations to promote development of the economic base in the region. In conjunction with this proposal, CP&L and APEC filed a joint request with the NCUC for $186 million of a $200 million state bond package established for natural gas infrastructure to pay for the portion of the project that likely could not be recovered from future gas customers through rates. On April 10, 2000, CP&L and APEC executed an operating agreement creating Eastern North Carolina Natural Gas, LLC (ENCNG), a limited liability company, which will be the local distribution natural gas company serving the 14 counties in question. CP&L and APEC will be the joint owners. The operations of ENCNG will be subject to the rules and regulations of the NCUC. On June 15, 2000, the NCUC issued an order awarding ENCNG an exclusive franchise to all 14 counties and granted $38.7 million in bond funding for phase one of the project. Phase one, which will cost a total of $50.5 million, will bring gas service to 6 of the 14 counties. The NCUC will consider approval of bond funding for phases two through five of the project at a later date. CP&L cannot predict the outcome of this matter.


         On April 7, 2000, CP&L announced the execution of an agreement to purchase 75 million cubic feet per day of firm gas transportation service to be provided through the Williams Energy's Sundance Expansion Project on the Transcontinental Interstate Pipeline (Transco). This service will be used, beginning in mid-2002, to supply the 30-inch natural gas pipeline, Sandhills Pipeline that CP&L announced in December 1999 it would build. The pipeline will extend from Iredell County to Richmond County in North Carolina. The agreement is contingent upon FERC approval and both parties can terminate if Transco fails to commence service by April 3, 2003. CP&L cannot predict the outcome of this matter.

         In April 2000, CP&L signed a 5-1/2 year agreement with Duke Energy, whereby CP&L will provide peaking generation capacity. CP&L will provide 300 MW of capacity for the first 11 months of the contract, beginning July 1, 2000, and will provide 150 MW for the remainder of the contract.

         Formation of Holding Company
         ----------------------------

         The CP&L board of directors decided to reorganize with a holding company structure before agreeing to the share exchange with FPC. This reorganization will offer certain advantages as CP&L continues to confront the rapidly changing environment facing electric utilities. The holding company structure will allow greater organizational flexibility, including a clearer separation of regulated businesses from each other and from unregulated business such as energy services, telecommunications and electric generation projects for wholesale markets. The ability to conduct financing activities at the holding company level without the need for state regulatory approvals will enable CP&L to satisfy financing needs more quickly and efficiently. Consequently, CP&L Energy was incorporated in August 1999 under the laws of the State of North Carolina as a subsidiary of CP&L. On October 20, 1999, shareholders of CP&L approved the formation of the holding company structure. Upon completion of the holding company restructuring, the holders of CP&L common stock became the holders of the outstanding stock of CP&L Energy, through a one-for-one share exchange. CP&L and CP&L Energy completed the restructuring on June 19, 2000, following receipt of required regulatory approvals.

         On July 1, 2000, CP&L distributed its ownership interest in the stock of NCNG, SRS, Monroe Power and CPL Energy Ventures, Inc. (Energy Ventures) to CP&L Energy. As a result, those companies are direct subsidiaries of CP&L Energy and will not be included in CP&L's results of operations and financial position on a prospective basis.


         Synthetic Fuel Plants

         On April 25, 2000, Energy Ventures, a wholly owned subsidiary of CP&L, through CPL Synfuels, LLC (CPL Synfuels), a wholly-owned subsidiary of Energy Ventures, purchased a 90 percent membership interest in Solid Fuel, LLC which operates the Powell Mountain synthetic fuel plant in Virginia.

         On May 22, 2000, Energy Ventures, through CPL Synfuels, purchased a 90 percent membership interest in Sandy River Synfuel, LLC which operates the Cyrus Dock synthetic fuel plant in West Virginia.

         Interpath Agreements
         --------------------

         Pursuant to a Contribution Agreement effective June 28, 2000 between CP&L, Caronet, Inc. (Caronet), the wholly owned subsidiary of CP&L formerly known as Interpath Communications, Inc., a North Carolina and Virginia Corporation, and Interpath Communications, Inc. (Interpath), a Delaware corporation formed in conjunction with the transaction, Caronet contributed the assets used in the application service provider business to Interpath. Under the terms of the agreement, Caronet owns 35% of Interpath's stock and Bain Capital, Inc. a private equity fund, and its affiliates (Bain) own 65% of Interpath's stock. On July 6, 2000, Caronet and Bain each invested $25 million of additional equity in Interpath.


         On May 3, 2000, CP&L also entered into a capacity sharing and marketing agreement with Progress Telecom, a wholly-owned fiber optic based subsidiary of FPC, utilizing the fiber optic network assets of Caronet. Upon completion of the share exchange between CP&L Energy and FPC, the two fiber optic subsidiaries will be combined and will operate as Progress Telecom.

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ------   ----------------------------------------------------------

         Certain market risks are inherent in CP&L's financial instruments, which arise from transactions entered into in the normal course of business. CP&L's primary exposures are changes in interest rates with respect to long-term debt and commercial paper, and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. CP&L's exposure to return on marketable securities for the decommissioning trust funds has not changed materially since December 31, 1999. The total fixed rate debt at June 30, 2000 was $2.026 billion, with an average interest rate of 7.17%. The total commercial paper and extendible notes outstanding at June 30, 2000 was $305 million, with an average interest rate of 6.19%, and $500 million, with an average interest rate of 6.40%, respectively.


         During the second quarter, CP&L entered into interest rate swap agreements to hedge its exposure on variable rate debt positions. The agreements, with a total notional amount of $500 million, are effective in July 2000 and mature in July 2002. Under these agreements, CP&L receives a floating rate based on the three month LIBOR and pays a weighted-average fixed rate of approximately 7.17%. The notional amount of the contracts is not exchanged and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates. CP&L only enters into swap agreements with strong creditworthy counterparties.

                           PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings
         -------  -----------------

         Legal aspects of certain matters are set forth in Part I, Item 1 Notes to the Consolidated Interim Financial Statements, Note 6: Commitments and Contingencies.

         Item 2.  Changes in Securities and Use of Proceeds
         ------   -----------------------------------------

         RESTRICTED STOCK AWARDS:


(a) Securities Delivered. On May 15, June 5, June 22 and July 12, 2000, 27,000, 6,800, 18,300 and 56,900 restricted shares, respectively of CP&L's and CP&L Energy's Common Shares were delivered to certain key employees pursuant to the terms of the 1997 Equity Incentive Plan
         (Plan), which was approved by CP&L's shareholders on May 7, 1997.
         Section 9 of the Plan provides for the granting of Restricted Stock by the Personnel, Executive Development and Compensation Committee (currently the Committee on Organization and Compensation), (the Committee) to key employees of CP&L and CP&L Energy. The Common Shares delivered pursuant to the Plan were acquired in market transactions directly for the accounts of the recipients and do not represent newly issued shares of CP&L Energy.

(b) Underwriters and Other Purchasers. No underwriters were used in connection with the delivery of Common Shares described above. The Common Shares were delivered to certain key employees of CP&L Energy and CP&L. The Plan defines "key employees" as an officer or other employee of CP&L Energy or CP&L who, in the opinion of the Committee, can contribute significantly to the growth and profitability of, or perform services of major importance to, CP&L Energy or CP&L.

(c) Consideration. The Common Shares were delivered to provide an incentive to the employee recipients to exert their utmost efforts on CP&L Energy's or CP&L's behalf and thus enhance the respective company's performance while aligning the employee's interest with those of CP&L Energy's shareholders.

(d) Exemption from Registration Claimed. The Common Shares described in this Item were delivered on the basis of an exemption from registration under Section 4(2) of the Securities Act of 1933. Receipt of the Common Shares required no investment decision on the part of the recipients. All award decisions were made by the Committee, which consists entirely of non-employee directors.

         Item 4.  Submission of Matters to a Vote of Security Holders
         ------------------------------------------------------------

(a)      The Annual Meeting of the Shareholders of CP&L was held on May 10,
         2000.

(b) The meeting involved the election of three Class II directors to serve for three-year terms and one Class I director to serve for a two-year term. Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to management's nominees as listed below, and all nominees were elected.

(c)      The total votes for the election of directors were as follows:

                  Class II                    Votes For       Votes Withheld
                  --------                    ---------       --------------
                  (Term Expiring in 2003)

                  Edwin B. Borden             131,965,625        2,528,003
                  David L. Burner             129,387,791        5,105,826
                  Richard L. Daugherty        131,873,716        2,619,901

                  Class I                     Votes For       Votes Withheld
                  -------                     ---------       --------------
                  (Term Expiring in 2002)

                  E. Marie McKee              131,914,751        2,578,878


                  The shareholder proposal regarding the CP&L's cash balance pension plan was not approved by the shareholders. The number of shares voted for the proposal was 18,930,496 and the number of shares voted against the proposal was 91,251,526.

         Item 6.  Exhibits and Reports on Form 8-K
         ------   --------------------------------

(a)      See EXHIBIT INDEX

(b)      Reports on Form 8-K filed during or with respect to the quarter:

                  CP&L filed a Current Report on Form 8-K on April 20, 2000, detailing the April 11, 2000 issuance of $300 million principal amount of Senior Notes, 7.50% Series Due April 1, 2005 under Item 5 of the Report. Exhibits related to the issuance were listed under Item 7 of the Report.

                  CP&L filed a Current Report on Form 8-K on June 21, 2000, detailing the June 19, 2000 restructuring in which CP&L Energy, Inc. became the holding company for CP&L under Item 5 of the Report. Exhibits related to the restructuring were listed under Item 7 of the Report.

                  CP&L filed a Current Report on Form 8-K on July 18, 2000, detailing the June 30, 2000 establishment of a $300 million principal amount of unsecured Medium Term Notes, Series D program under Item 5 of the Report. Exhibits related to the program were listed under Item 7 of the Report.

                  CP&L Energy filed a Current Report on Form 8-K on June 21, 2000, detailing the June 19, 2000 restructuring in which CP&L Energy became the holding company for CP&L under Item 5 of the Report. Exhibits related to the restructuring were listed under Item 7 of the Report.

                                   SIGNATURES


         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CP&L ENERGY, INC.
                                             -----------------
                                                (Registrant)


                                By        /s/ Peter M. Scott III
                                   -----------------------------------


                                             Peter M. Scott III
                                         Executive Vice President and
                                           Chief Financial Officer

                                         CAROLINA POWER & LIGHT COMPANY
                                         ------------------------------
                                                 (Registrant)


                                By     /s/ Robert H. Bazemore, Jr.
                                   ------------------------------------


                                            Robert H. Bazemore, Jr.
                                         Vice President and Controller
                                             (Chief Accounting Officer)





Date:     August 14, 2000

                                  EXHIBIT INDEX

         Exhibit Number                            Description


                3(a)(1) Amended and Restated Articles of Incorporation of CP&L Energy, Inc., as amended and restated on June 15, 2000.

                3(b)(1) Bylaws of CP&L Energy, Inc., as amended and restated June 15, 2000.

                3(b)(2) Bylaws of Carolina Power & Light Company, as amended on July 12, 2000.


                27(a)               Financial Data Schedule - CP&L Energy, Inc.

                27(b)               Financial Data Schedule - Carolina Power &
                                    Light Company