Form 10-Q
period 2000-09-30
CP&L ENERGY INC; CAROLINA POWER & LIGHT CO
filed 2000-11-14
CIK 1094093, 17797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000


                                       OR


                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ___________ to _____________.


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
         Yes  X  . No    .
            ----     ----

         This combined Form 10-Q is filed separately by two registrants: CP&L Energy, Inc. (CP&L Energy) and Carolina Power & Light Company (CP&L). Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.


         As of October 31, 2000, shares of Common Stock outstanding for each registrant were as listed:

                                                     Description of
             Registrant                              Common Stock                               Shares
             -----------------------------------------------------------------------------------------------------
           CP&L Energy, Inc.                         Common Stock (Without Par Value)           159,597,655

           Carolina Power & Light Company            Common Stock (Without Par Value)           159,608,055
                                                     (All held by CP&L Energy, Inc.)

              CP&L ENERGY, INC. AND CAROLINA POWER & LIGHT COMPANY FORM 10-Q - For the Quarter Ended September 30, 2000



         Glossary of Terms

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

                  Supplemental Data Schedule

               Notes to Consolidated Financial Statements
                  CP&L Energy, Inc. and Carolina Power & Light Company

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures

         Exhibit Index

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

     TERM                           DEFINITION

Amended Agreement              Amended and Restated Agreement and Plan of Share Exchange dated as of March
                               3, 2000.

AOC                            Administrative Order on Consent

APEC                           Albemarle-Pamlico Economic Development Corporation

Bain                           Bain Capital, Inc. and affiliates

BellSouth                      BellSouth Corporation

BellSouth Carolinas PCS        BellSouth Carolinas, PCS L.P.

BellSouth PCI                  BellSouth Personal Communications, Inc.

Caronet                        Caronet, Inc.

CP&L                           Carolina Power & Light Company

CP&L Energy                    CP&L Energy, Inc.

CVO                            Contingent value obligations

DOE                            Department of Energy

Dt                             Dekatherm

DWM                            North Carolina Department of Environment and Natural Resources, Division of
                               Waste Management

EEI                            Edison Electric Institute

EMF                            Experience Modification Factor

ENCNG                          Eastern North Carolina Natural Gas

EPS                            Earnings per share

Energy Ventures                CPL Energy Ventures, Inc.

EPA                            Environmental Protection Agency

ESOP                           Employee Stock Ownership Plan

FERC                           Federal Energy Regulatory Commission

Final Stock Price              Average of the closing sale price per share of
                               CP&L Energy common stock as reported on the New
                               York Stock Exchange composite tape for the twenty
                               consecutive trading days ending with the fifth
                               trading day immediately preceding the closing
                               date for the exchange

FPC                            Florida Progress Corporation

                            GLOSSARY OF TERMS - cont.

HSR Act                        Hart-Scott-Rodino Antitrust Improvements Act of 1976

Interpath                      Interpath Communications, Inc.

IRS                            Internal Revenue Service

KWh                            Kilowatt-hour

LIBOR                          London Inter Bank Offering Rate

MD&A                           Management's Discussion and Analysis of Financial Condition and Results of
                               Operations

MGP                            Manufactured Gas Plant

Monroe Power                   Monroe Power Company

MW                             Megawatt

NCNG                           North Carolina Natural Gas Corporation

NCUC                           North Carolina Utilities Commission

NOx SIP Call                   EPA rule which requires 22 states including
                               North and South Carolina to further reduce
                               nitrogen oxide emissions.

NRC                            Nuclear Regulatory Commission

NSP                            Northern States Power


Plan                           CP&L 1997 Equity Incentive Plan


PLRs                           Private Letter Rulings

Pollution control bonds        Pollution control revenue refunding bonds

Power Agency                   North Carolina Eastern Municipal Power Agency

RTO                            Regional Transmission Organization

SAB 101                        Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements"

SCE&G                          South Carolina Electric & Gas

SCPSC                          Public Service Commission of South Carolina

SEC                            United States Securities and Exchange Commission

SFAS No. 71                    Statement of Financial Accounting Standards No. 71, Accounting for the
                               Effects of Certain Types of Regulation

SFAS No. 133                   Statement of Financial Accounting Standards No. 133, Accounting for
                               Derivative and Hedging Activities

                            GLOSSARY OF TERMS - cont.

SFAS No. 138                   Statement of Financial Accounting Standards No. 138, Accounting for Certain
                               Derivative Instruments and Certain Hedging Activities - an Amendment of
                               FASB Statement No. 133

SRS                            Strategic Resource Solutions Corp.

the Agreement                  The agreement to settle and merger plan by and among Caronet, Inc., DukeNet communications, Inc., BellSouth Personal Communications, Inc., BellSouth
                               Corporation, BellSouth Carolinas PCS, L.P., and Carolina Power & Light
                               Company


the Committee                  The Committee on Organization and Compensation


the Merger                     The merger of BellSouth Carolinas PCS into BellSouth PCI


Transco                        Transcontinental Interstate Pipeline

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

         Any forward-looking statement speaks only as of the date on which such statement is made, and neither CP&L Energy, Inc. (CP&L Energy) nor Carolina Power & Light Company (CP&L) undertakes any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

         Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following:

         o Governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the North Carolina Utilities Commission and the Public Service Commission of South Carolina);

         o   general industry trends;

         o   operation of nuclear power facilities;

         o   availability of nuclear waste storage facilities;

         o   nuclear decommissioning costs;

         o   changes in the economy of areas served by CP&L or NCNG;

         o legislative and regulatory initiatives that impact the speed and degree of industry restructuring;

         o ability to obtain adequate and timely rate recovery of costs, including potential stranded costs arising from industry restructuring;

         o   competition from other energy and gas suppliers;

         o   the success of CP&L Energy's direct and indirect subsidiaries;

         o   weather conditions and catastrophic weather-related damage;

         o   market demand for energy;

         o   inflation;

         o   capital market conditions;

         o   the proposed share exchange with Florida Progress Corporation;

         o failure of the potential benefits of CP&L's conversion to a holding company structure to materialize;

         o ability to use tax credits associated with the operations of the synthetic fuel plants;

         o ability to access and utilize the natural gas expansion fund established by the North Carolina Utilities Commission;

         o unanticipated changes in operating expenses and capital expenditures;

         o   legal and administrative proceedings.

         All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of CP&L Energy and CP&L. New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the effect of each such factor on CP&L Energy and CP&L.

                          PART I. FINANCIAL INFORMATION


Item 1.          Financial Statements

                                CP&L Energy, Inc.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                               SEPTEMBER 30, 2000

                                                                         Three Months Ended              Nine Months Ended
STATEMENTS OF INCOME                                                        September 30                    September 30
(In thousands except per share amounts)                                2000            1999           2000            1999
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
  Electric                                                      $       938,839  $     947,233  $  2,497,216   $   2,419,791
  Natural gas                                                            75,645         48,041       223,093          48,041
  Diversified businesses                                                 69,716         29,482       133,334          82,648
------------------------------------------------------------------------------------------------------------------------------
       Total Operating Revenues                                       1,084,200      1,024,756     2,853,643        2,550,480
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
  Fuel used in electric generation                                      175,090        161,495       472,479         443,377
  Purchased power                                                        98,173        120,938       253,498         303,121
  Gas purchased for resale                                               62,736         38,026       166,471          38,026
  Other operation and maintenance                                       169,912        183,576       533,128         491,362
  Depreciation and amortization                                         134,099        126,447       400,722         368,287
  Taxes other than on income                                             39,883         39,419       112,729         110,089
  Harris Plant deferred costs, net                                        3,085          1,970        11,181           5,458
  Diversified businesses                                                104,630         43,922       207,551         125,018
------------------------------------------------------------------------------------------------------------------------------
      Total Operating Expenses                                          787,608        715,793     2,157,759       1,884,738
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                        296,592        308,963       695,884         665,742
------------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
  Interest income                                                         2,687          2,303         7,997           6,866
  Other, net                                                            197,363        (17,189)      195,385         (33,918)
------------------------------------------------------------------------------------------------------------------------------
      Total Other Income (Expense)                                      200,050        (14,886)      203,382         (27,052)
------------------------------------------------------------------------------------------------------------------------------
Interest Charges
  Long-term debt                                                         50,703         45,926       155,625         132,320
  Other interest charges                                                  5,092          3,060        14,372           8,863
  Allowance for borrowed funds used during construction                  (4,728)        (2,976)      (15,657)         (7,768)
------------------------------------------------------------------------------------------------------------------------------
      Net Interest Charges                                               51,067         46,010       154,340         133,415
------------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                              445,575        248,067       744,926         505,275
Income Taxes                                                            148,492        100,955       255,124         204,275
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                       $      297,083  $     147,112  $    489,802     $   301,000
==============================================================================================================================


Average Common Shares Outstanding                                       153,324        151,581       153,230         146,807
Basic Earnings per Common Share                                 $          1.94  $        0.97  $       3.20    $       2.05
Diluted Earnings per Common Share                               $          1.93  $        0.97  $       3.19    $       2.05
Dividends Declared per Common Share                             $         0.515  $       0.500  $      1.545    $      1.500


==============================================================================================================================

The accompanying notes as they relate to CP&L Energy, Inc. are an integral part of these Consolidated Interim Financial Statements.

CP&L Energy, Inc.
BALANCE SHEETS                                                          September 30     September 30     December 31
(In thousands)                                                               2000             1999            1999
------------------------------------------------------------------------------------------------------------------------
                                ASSETS
Utility Plant
  Electric utility plant in service                                    $  10,956,135     $  10,571,157  $   10,633,823
  Gas utility plant in service                                               365,610           352,571         354,773
  Accumulated depreciation                                                (5,383,255)       (4,898,618)     (4,975,405)
------------------------------------------------------------------------------------------------------------------------
         Utility plant in service, net                                     5,938,490         6,025,110       6,013,191
  Held for future use                                                          8,028            11,984          11,282
  Construction work in progress                                              790,957           475,967         536,017
  Nuclear fuel, net of amortization                                          171,741           185,874         204,323
------------------------------------------------------------------------------------------------------------------------
       Total Utility Plant, Net                                            6,909,216         6,698,935       6,764,813
------------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                  252,261            76,651          79,871
  Accounts receivable                                                        511,121           482,474         446,367
  Taxes receivable                                                                 -                 -           3,770
  Inventory                                                                  266,501           230,498         247,913
  Deferred fuel cost                                                         113,864            79,623          81,699
  Prepayments                                                                 15,974            17,218          42,631
  Other current assets                                                       149,179           145,436         177,082
------------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                              1,308,900         1,031,900       1,079,333
------------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Income taxes recoverable through future rates                              230,395           240,059         229,008
  Harris Plant deferred costs                                                 47,207            57,253          56,142
  Unamortized debt expense                                                    20,112            16,546          10,924
  Nuclear decommissioning trust funds                                        440,207           358,707         379,949
  Diversified business property, net                                         276,014           189,730         239,982
  Miscellaneous other property and investments                               432,468           231,193         252,454
  Goodwill, net                                                              285,818           290,816         288,970
  Other assets and deferred debits                                           169,044           179,984         192,444
------------------------------------------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                            1,901,265         1,564,288       1,649,873
------------------------------------------------------------------------------------------------------------------------
            Total Assets                                               $  10,119,381     $   9,295,123  $    9,494,019
========================================================================================================================
                    CAPITALIZATION AND LIABILITIES

Capitalization
  Common stock equity                                                  $   3,676,881     $   3,410,638  $    3,412,647
  Preferred stock of subsidiary - redemption not required                     59,334            59,376          59,376
  Long-term debt, net                                                      3,489,512         2,800,068       3,028,561
------------------------------------------------------------------------------------------------------------------------
         Total Capitalization                                              7,225,727         6,270,082       6,500,584
------------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                            7,140           150,000         197,250
  Accounts payable                                                           298,982           314,748         269,053
  Taxes accrued                                                              160,492            90,503               -
  Interest accrued                                                            40,913            29,610          47,607
  Dividends declared                                                          80,697            78,579          80,939
  Short-term obligations                                                           -           100,000         168,240
  Other current liabilities                                                  131,732           139,065         130,036
------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                           719,956           902,505         893,125
------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                        1,600,158         1,642,591       1,632,778
  Accumulated deferred investment tax credits                                195,907           206,303         203,704
  Other liabilities and deferred credits                                     377,633           273,642         263,828
------------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                      2,173,698         2,122,536       2,100,310
------------------------------------------------------------------------------------------------------------------------
            Commitments and Contingencies (Note 6)
========================================================================================================================
            Total Capitalization and Liabilities                       $  10,119,381     $   9,295,123  $    9,494,019
========================================================================================================================

SCHEDULES OF COMMON STOCK EQUITY
(In thousands)
  Common stock (without par value, authorized 500,000,000; issued and  $   1,743,979     $   1,744,728  $    1,745,455
               outstanding 159,597,655, 159,589,744 and
               159,599,650 shares, respectively)
  Unearned ESOP common stock                                                (127,211)         (142,077)       (140,153)
  Retained earnings                                                        2,060,113         1,807,987       1,807,345
------------------------------------------------------------------------------------------------------------------------
         Total Common Stock Equity                                     $   3,676,881     $   3,410,638  $    3,412,647
========================================================================================================================

The accompanying notes as they relate to CP&L Energy, Inc. are an integral part of these Consolidated Interim Financial Statements.

CP&L Energy, Inc.                                                               Nine Months Ended
STATEMENTS OF CASH FLOWS                                                           September 30
(In thousands)                                                               2000                1999
------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                                         $          489,802      $      301,000
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                             470,509             437,019
      Harris Plant deferred costs                                                 8,935               2,767
      Deferred income taxes                                                     (74,760)            (30,442)
      Investment tax credit                                                      (7,798)             (7,699)
      Gain on sale of investment                                               (200,000)                  -
      Deferred fuel cost (credit)                                               (26,215)            (36,977)
      Net increase in receivables, inventories,
       prepaid expense and other current assets                                 (7,698)            (133,184)
      Net increase in payables and accrued expenses                             209,761             108,679
      Other                                                                      35,095             115,050
------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                               897,631             756,213
------------------------------------------------------------------------------------------------------------

Investing Activities
  Gross property additions                                                     (634,014)           (528,097)
  Nuclear fuel additions                                                        (46,936)            (54,718)
  Proceeds from sale of investment                                              200,000                   -
  Proceeds from sale of assets                                                   12,825                   -
  Contributions to nuclear decommissioning trust                                (25,603)            (25,707)
  Increase in cash restricted for redemption of long-term debt                    4,051                   -
  Net cash flow of company-owned life insurance program                          (4,858)             (6,668)
  Investment in non-utility activities                                         (120,443)           (139,062)
------------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                                  (614,978)           (754,252)
------------------------------------------------------------------------------------------------------------

Financing Activities
  Proceeds from issuance of long-term debt                                      783,052             400,970
  Net increase in short-term indebtedness                                           695              38,000
  Net increase (decrease) in outstanding payments                                38,885             (68,583)
  Retirement of long-term debt                                                 (695,147)           (113,291)
  Redemption of preferred stock                                                     (42)                  -
  Dividends paid on common and preferred stock                                 (237,706)           (217,133)
  Other                                                                               -               3,979
------------------------------------------------------------------------------------------------------------
        Net Cash (Used in) Provided by Financing Activities                    (110,263)             43,942
------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                       172,390              45,903
Increase in Cash from Acquisition                                                     -               1,876
Cash and Cash Equivalents at Beginning of the Period                             79,871              28,872
------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                       $          252,261      $       76,651
============================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest                               $          155,023      $      142,355
                              income taxes                           $          157,172      $      174,573
============================================================================================================

The accompanying notes as they relate to CP&L Energy, Inc. are an integral part of these Consolidated Interim Financial Statements.

Item 1.          Financial Statements (cont.)
------           ----------------------------

                         Carolina Power & Light Company
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                               SEPTEMBER 30, 2000

                                                                         Three Months Ended               Nine Months Ended
STATEMENTS OF INCOME                                                        September 30                    September 30
(In thousands)                                                         2000            1999           2000             1999
-------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
  Electric                                                      $       938,839  $     947,233  $  2,497,216    $   2,419,791
  Natural gas                                                                 -         48,041       147,448           48,041
  Diversified businesses                                                  4,273         29,482        67,891           82,648
-------------------------------------------------------------------------------------------------------------------------------
       Total Operating Revenues                                         943,112      1,024,756     2,712,555        2,550,480
-------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
  Fuel used in electric generation                                      175,090        161,495       472,479          443,377
  Purchased power                                                        98,173        120,938       253,498          303,121
  Gas purchased for resale                                                    -         38,026       103,734           38,026
  Other operation and maintenance                                       153,721        183,576       516,937          491,362
  Depreciation and amortization                                         128,923        126,447       395,548          368,287
  Taxes other than on income                                             38,672         39,419       111,517          110,089
  Harris Plant deferred costs, net                                        3,085          1,970        11,181            5,458
  Diversified businesses                                                 14,773         43,922       117,694          125,018
-------------------------------------------------------------------------------------------------------------------------------
      Total Operating Expenses                                          612,437        715,793     1,982,588        1,884,738
-------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                        330,675        308,963       729,967          665,742
-------------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
  Interest income                                                         3,655          2,303         8,965            6,866
  Other, net                                                            195,100        (16,447)      194,606          (31,693)
-------------------------------------------------------------------------------------------------------------------------------
      Total Other Income (Expense)                                      198,755        (14,144)      203,571          (24,827)
-------------------------------------------------------------------------------------------------------------------------------
Interest Charges
  Long-term debt                                                         50,703         45,926       155,625          132,320
  Other interest charges                                                  4,949          3,060        14,229            8,863
  Allowance for borrowed funds used during construction                  (4,414)        (2,976)      (15,343)          (7,768)
-------------------------------------------------------------------------------------------------------------------------------
      Net Interest Charges                                               51,238         46,010        154,511         133,415
-------------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                              478,192        248,809       779,027          507,500
Income Taxes                                                            186,278        100,955       292,910          204,275
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                                              291,914        147,854       486,117          303,225
Preferred Stock Dividend Requirements                                       741            742         2,225            2,225
-------------------------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                       $       291,173  $     147,112  $    483,892    $     301,000
===============================================================================================================================

The accompanying notes as they relate to Carolina Power & Light Company are an integral part of these Consolidated Interim Financial Statements.

Carolina Power & Light Company
BALANCE SHEETS                                                          September 30   September 30   December 31
(In thousands)                                                              2000          1999           1999
-------------------------------------------------------------------------------------------------------------------
                                ASSETS

Utility Plant
  Electric utility plant in service                                    $  10,956,135 $   10,571,157 $  10,633,823
  Gas utility plant in service                                                     -        352,571       354,773
  Accumulated depreciation                                                (5,244,184)    (4,898,618)   (4,975,405)
-------------------------------------------------------------------------------------------------------------------
         Utility plant in service, net                                     5,711,951      6,025,110     6,013,191
  Held for future use                                                          7,105         11,984        11,282
  Construction work in progress                                              733,261        475,967       536,017
  Nuclear fuel, net of amortization                                          171,741        185,874       204,323
-------------------------------------------------------------------------------------------------------------------
       Total Utility Plant, Net                                            6,624,058      6,698,935     6,764,813
-------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                  214,820         76,651        79,871
  Accounts receivable                                                        508,255        482,474       446,367
  Notes receivable from affiliate                                            131,260              -             -
  Taxes receivable                                                                 -              -         3,770
  Inventory                                                                  244,574        230,498       247,913
  Deferred fuel cost                                                         105,305         79,623        81,699
  Prepayments                                                                 19,339         17,218        42,631
  Other current assets                                                        69,697        145,436       177,082
-------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                              1,293,250      1,031,900     1,079,333
-------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Income taxes recoverable through future rates                              232,021        240,059       229,008
  Harris Plant deferred costs                                                 47,207         57,253        56,142
  Unamortized debt expense                                                    15,986         16,546        10,924
  Nuclear decommissioning trust funds                                        440,207        358,707       379,949
  Diversified business property, net                                          83,048        189,730       239,982
  Miscellaneous other property and investments                               391,190        231,193       252,454
  Goodwill, net                                                                    -        290,816       288,970
  Other assets and deferred debits                                           117,998        179,984       192,444
-------------------------------------------------------------------------------------------------------------------
         Total Deferred Debits and Other Assets                            1,327,657      1,564,288     1,649,873
-------------------------------------------------------------------------------------------------------------------
            Total Assets                                               $   9,244,965 $    9,295,123 $   9,494,019
===================================================================================================================
                    CAPITALIZATION AND LIABILITIES

Capitalization
  Common stock equity (without par value, authorized 200,000,000, issued and outstanding 159,608,055, 159,589,744 and
         159,599,650 shares, respectively)                             $   3,003,068 $    3,410,638 $   3,412,647
  Preferred stock - redemption not required                                   59,334         59,376        59,376
  Long-term debt, net                                                      3,489,512      2,800,068     3,028,561
-------------------------------------------------------------------------------------------------------------------
         Total Capitalization                                              6,551,914      6,270,082     6,500,584
-------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                -        150,000       197,250
  Accounts payable                                                           234,454        314,748       269,053
  Taxes accrued                                                              214,397         90,503             -
  Interest accrued                                                            37,167         29,610        47,607
  Dividends declared                                                          83,675         78,579        80,939
  Short-term obligations                                                           -        100,000       168,240
  Other current liabilities                                                  121,430        139,065       130,036
-------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                           691,123        902,505       893,125
-------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                        1,537,351      1,642,591     1,632,778
  Accumulated deferred investment tax credits                                193,971        206,303       203,704
  Other liabilities and deferred credits                                     270,606        273,642       263,828
-------------------------------------------------------------------------------------------------------------------
         Total Deferred Credits and Other Liabilities                      2,001,928      2,122,536     2,100,310
-------------------------------------------------------------------------------------------------------------------
            Commitments and Contingencies (Note 6)
===================================================================================================================
            Total Capitalization and Liabilities                       $   9,244,965 $    9,295,123 $   9,494,019
===================================================================================================================

The accompanying notes as they relate to Carolina Power & Light Company are an integral part of these Consolidated Interim Financial Statements.

Carolina Power & Light Company                                                         Nine Months Ended
STATEMENTS OF CASH FLOWS                                                                 September 30
(In thousands)                                                                     2000               1999
------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                                               $         486,117        $     303,225
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                  465,475              437,019
      Harris Plant deferred costs                                                      8,935                2,767
      Deferred income taxes                                                          (73,516)             (30,442)
      Investment tax credit                                                           (7,749)              (7,699)
      Gain on sale of investment                                                    (200,000)                   -
      Deferred fuel cost (credit)                                                    (26,215)             (36,977)
      Net increase in receivables, inventories,
       prepaid expense and other current assets                                     (35,848)             (133,184)
      Net increase in payables and accrued expenses                                  238,751              108,679
      Other                                                                           56,601              115,050
-------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                                    912,551              758,438
-------------------------------------------------------------------------------------------------------------------
Investing Activities
  Gross property additions                                                          (613,985)            (528,097)
  Nuclear fuel additions                                                             (46,936)             (54,718)
  Proceeds from sale of investment                                                   200,000                    -
  Contributions to nuclear decommissioning trust                                     (25,603)             (25,707)
  Increase in cash restricted for redemption of long-term debt                         4,051                    -
  Net cash flow of company-owned life insurance program                               (4,858)              (6,668)
  Investment in non-utility activities                                              (141,072)            (139,062)
-------------------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                                       (628,403)            (754,252)
-------------------------------------------------------------------------------------------------------------------

Financing Activities
  Proceeds from issuance of long-term debt                                           783,052              400,970
  Net (decrease) increase in short-term indebtedness                                  (6,445)              38,000
  Net increase (decrease) in outstanding payments                                     21,069              (68,583)
  Retirement of long-term debt                                                      (695,147)            (113,291)
  Redemption of preferred stock                                                          (42)                   -
  Dividends paid on common stock                                                    (237,706)            (217,133)
  Dividend paid on preferred stock                                                    (2,225)              (2,225)
  Other                                                                                    -                3,979
-------------------------------------------------------------------------------------------------------------------
        Net Cash (Used in) Provided by Financing Activities                         (137,444)              41,717
-------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                            146,704               45,903
-------------------------------------------------------------------------------------------------------------------
Increase in Cash from Acquisition                                                          -                1,876
Decrease in Cash from Stock Distribution (see Note 1)                                (11,755)                   -
Cash and Cash Equivalents at Beginning of the Period                                  79,871               28,872
-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                             $         214,820        $      76,651
===================================================================================================================
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest                                     $         158,940        $     142,355
                              income taxes                                 $         187,340        $     174,573
===================================================================================================================

The accompanying notes as they relate to Carolina Power & Light Company are an integral part of these Consolidated Interim Financial Statements.

CP&L Energy, Inc.                                                   Three Months Ended            Nine Months Ended
SUPPLEMENTAL  DATA                                                     September 30                 September 30
                                                                   2000           1999           2000          1999
------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)
Electric
    Retail                                                    $     743,431  $     754,985  $  2,000,325  $  1,937,404
    Wholesale                                                       175,262        172,127       443,737       430,247
    Miscellaneous revenue                                            20,146         20,121        53,154        52,140
------------------------------------------------------------------------------------------------------------------------
         Total Electric                                             938,839        947,233     2,497,216     2,419,791
Natural gas                                                          75,645         48,041       223,093        48,041
Diversified businesses                                               69,716         29,482       133,334        82,648
------------------------------------------------------------------------------------------------------------------------

            Total Operating Revenues                          $   1,084,200  $   1,024,756  $  2,853,643  $  2,550,480
========================================================================================================================


Energy Sales
 Electric (millions of kWh)
  Retail
     Residential                                                      3,784          4,001        10,845        10,417
     Commercial                                                       3,257          3,221         8,731         8,342
     Industrial                                                       3,766          3,711        10,957        10,822
     Other retail                                                       415            410         1,093         1,048
------------------------------------------------------------------------------------------------------------------------
          Total retail                                               11,222         11,343        31,626        30,629
  Wholesale                                                           3,561          4,166        10,572        11,208
------------------------------------------------------------------------------------------------------------------------
     Total Electric                                                  14,783         15,509        42,198        41,837
------------------------------------------------------------------------------------------------------------------------

========================================================================================================================
Natural Gas Delivered (thousands of dt)                              12,119         12,737        42,960        12,737
========================================================================================================================

Energy Supply (millions of kWh)
  Generated - coal                                                    7,674          8,224        22,018        21,616
              nuclear                                                 5,975          5,598        17,072        16,743
              hydro                                                      71             80           404           435
              combustion turbines                                       309            355           625           422
  Purchased                                                           1,447          1,890         3,778         4,210
------------------------------------------------------------------------------------------------------------------------

            Total Energy Supply (Company Share)                      15,476         16,147        43,897        43,426
========================================================================================================================

Detail of Income Taxes (in thousands)
    Income tax expense (credit) - current                     $     174,746  $     101,191  $    337,681  $    242,416
                                  deferred                          (23,655)         2,363       (74,760)      (30,442)
                                  investment tax credit              (2,599)        (2,599)       (7,797)       (7,699)
------------------------------------------------------------------------------------------------------------------------

               Total Income Tax Expense                       $     148,492  $    100,955   $    255,124  $    204,275
========================================================================================================================

See CP&L Energy, Inc. notes to Consolidated Interim Financial Statements

              CP&L ENERGY, INC. and CAROLINA POWER & LIGHT COMPANY

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

         Organization. On June 19, 2000, Carolina Power & Light Company (CP&L) was reorganized into a holding company structure and all of the shares of common stock of CP&L were exchanged for an equal number of shares of common stock of CP&L Energy, Inc. (CP&L Energy). The outstanding preferred stock and debt securities of CP&L were not affected by the holding company restructuring and remain outstanding as securities of CP&L. The holding company structure will allow greater organizational flexibility, including a clearer separation of regulated businesses from each other and from unregulated business such as energy services, telecommunications and electric generation projects for wholesale markets.

         CP&L is a public service corporation primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North and South Carolina.

         Basis of Presentation. This Quarterly Report on Form 10-Q is a combined report of CP&L Energy and CP&L, a regulated electric utility subsidiary of CP&L Energy. For periods prior to the reorganization, CP&L Energy's consolidated financial statements have been prepared from CP&L's consolidated financial statements, except that certain items have been reclassified to reflect CP&L Energy's structure.

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


         On July 1, 2000, CP&L distributed its ownership interest in the stock of North Carolina Natural Gas Corporation (NCNG), Strategic Resource Solutions Corp. (SRS), Monroe Power Company (Monroe Power) and CPL Energy Ventures, Inc. (Energy Ventures) to CP&L Energy. As a result, those companies are direct subsidiaries of CP&L Energy and are not included in CP&L's results of operations and financial position since that date.


2. FLORIDA PROGRESS CORPORATION

         CP&L, Florida Progress Corporation (FPC), a Florida corporation, and CP&L Energy, entered into an Amended and Restated Agreement and Plan of Share Exchange dated as of August 22, 1999, amended and restated as of March 3, 2000 (the Amended Agreement).

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

         On May 23, 2000, the NRC approved the change in control of FPC that will result from the share exchange. On July 12, 2000, the FERC approved the change of control over FPC's jurisdictional facilities resulting from the share exchange. Also, on July 12, 2000, the Department of Justice terminated the waiting period under the HSR Act and completed its antitrust review. On February 3, 2000, CP&L Energy filed an application with the NCUC for authorization of the share exchange with FPC and the issuance of common stock in connection with the transaction. A hearing was held on this matter on July 18, 2000. As part of the settlement with the NCUC Public Staff, CP&L agreed to reduce rates to all of its non-Real Time Pricing customers by $3 million in 2002, $4.5 million in 2003, $6 million in 2004 and $6 million in 2005. By order issued August 22, 2000 the NCUC approved the proposed settlement and the Company's application. CP&L also agreed to write off and forego recovery of $10 million of unrecovered fuel costs in its 2000 fuel cost recovery proceeding. On March 14, 2000, CP&L Energy and FPC filed an application with the SEC requesting approval of the share exchange under the Public Utility Holding Company Act. On July 28, 2000, the parties filed an amended application with the SEC, and the SEC issued its notice of the merger application on August 4, 2000. CP&L Energy and CP&L expect to obtain the final regulatory approvals and close the transaction by the end of 2000. However, CP&L Energy and CP&L cannot predict the outcome of this matter.

3. FINANCIAL INFORMATION BY BUSINESS SEGMENT

         CP&L Energy provides services through the following business segments: electric, natural gas and other.

         Through June 30, 2000, the business segments, operations and assets of CP&L Energy and CP&L were substantially the same. Subsequent to July 1, 2000, CP&L's operations consist primarily of the CP&L Energy electric segment and the gain on the sale of assets described in note 9 to the Consolidated Interim Financial Statements.

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

         (in thousands)                             Electric       Natural         Other       Eliminations    Segment
                                                                     Gas                                        Totals
         ==================================================================================================================
         Three Months Ended 9/30/00
         Revenues

              Unaffiliated                            $938,839        $73,411       $69,716              -     $1,081,966
              Intersegment                                   -          2,234           516          (516)          2,234
                                                  -------------- -------------- ------------- -------------- --------------
                   Total Revenues                     $938,839        $75,645       $70,232         $(516)     $1,084,200

         Depreciation and Amortization                $128,923         $4,845        $6,020              -       $139,788

         Net Interest Charges                          $51,237         $1,898             -       $(2,068)        $51,067

         Earnings(Losses) Before Taxes                $288,812           $894      $451,724     $(295,855)       $445,575

         Total Segment Assets                       $8,650,093       $571,977    $1,109,211     $(211,900)    $10,119,381

         Capital and Investment Expenditures          $220,088        $20,029       $34,533              -       $274,650
         ==================================================================================================================

                                                    Electric       Natural         Other      Eliminations     Segment
                                                                     Gas                                        Totals
         ==================================================================================================================
         Three Months Ended 9/30/99
         Revenues

              Unaffiliated                            $947,233        $48,041       $29,482              -     $1,024,756
              Intersegment                                   -            991         7,450         (8,441)             -
                                                  -------------- -------------- ------------- -------------- --------------
                   Total Revenues                     $947,233        $49,032       $36,932        $(8,441)    $1,024,756

         Depreciation and Amortization                $121,953         $4,494        $4,036              -       $130,483

         Net Interest Charges                          $45,698         $1,390          $287        $(1,078)       $46,297

         Earnings(Losses) Before Taxes                $272,642        $(2,788)     $(21,769)       $   (18)       $248,067

         Total Segment Assets                       $8,563,785       $548,282      $287,626     $(104,570)     $9,295,123

         Capital and Investment Expenditures          $219,582        $14,827       $17,201              -       $251,610
         ==================================================================================================================

                                                    Electric       Natural         Other      Eliminations     Segment
                                                                     Gas                                        Totals
         ==================================================================================================================
         Nine Months Ended 9/30/00
         Revenues

              Unaffiliated                          $2,497,217       $219,158      $132,492             -      $2,848,867
              Intersegment                                   -          4,776        14,327       (14,327)          4,776
                                                  -------------- -------------- ------------- -------------- --------------

                   Total Revenues                   $2,497,217       $223,934      $146,819      $(14,327)     $2,853,643

         Depreciation and Amortization                $385,931        $14,461       $19,524            -         $419,916

         Net Interest Charges                         $154,902         $5,285          $567       $(5,847)       $154,907

         Earnings(Losses) Before Taxes                $615,219        $16,238      $409,360     $(295,891)       $744,926

         Total Segment Assets                       $8,650,093       $571,977    $1,109,211     $(211,900)    $10,119,381

         Capital and Investment Expenditures          $649,928        $36,526       $68,003             -        $754,457
         ==================================================================================================================

         Nine Months Ended 9/30/99
         Revenues
              Unaffiliated                          $2,419,791        $48,041       $82,648             -      $2,550,480
              Intersegment                                   -            990        20,157       (21,147)             -
                                                  -------------- -------------- ------------- -------------- --------------
                   Total Revenues                   $2,419,791        $49,031      $102,805      $(21,147)     $2,550,480

         Depreciation and Amortization                $363,793         $4,494       $12,182              -       $380,469

         Net Interest Charges                         $133,103         $1,390        $1,067       $(1,078)       $134,482

         Earnings(Losses) Before Taxes                $565,168        $(2,788)     $(57,046)         $(59)       $505,275

         Total Segment Assets                       $8,563,785       $548,282      $287,626     $(104,570)     $9,295,123

         Capital and Investment Expenditures          $512,442        $14,827      $139,890              -       $667,159
         ==================================================================================================================

                                       16

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

      c) The redemption of Pollution Control Obligations relating to:


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

         The Financial Accounting Standards Board is proceeding with its project regarding accounting practices related to obligations associated with the retirement of long-lived assets, and a revised exposure draft of a proposed accounting standard was issued during the first quarter of 2000. It is uncertain what effects this draft may ultimately have on CP&L's accounting for nuclear decommissioning and other asset retirement costs.

6. COMMITMENTS AND CONTINGENCIES

         Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 1999, with respect to the commitments discussed in Note 16 of the financial statements included in CP&L's 1999 Annual Report on Form 10-K.

Contingencies

      1) Applicability of SFAS No. 71. As regulated entities, CP&L and NCNG are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No.71). Accordingly, CP&L and NCNG record certain assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under generally accepted accounting principles for unregulated entities. CP&L and NCNG's ability to continue to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces, deregulation and restructuring in the electric and gas utility industries. In the event that SFAS No. 71 no longer applies to a separable portion of CP&L and NCNG's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of electric and gas utility plant assets as determined pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." CP&L's net regulatory assets totaled $419.6 million, $421.5 million and $405.0 million as of September 30, 2000, September 30, 1999 and December 31, 1999, respectively. NCNG's net regulatory assets totaled $12.7 million, $11.5 million and $9.2 million as of September 30, 2000, September 30, 1999 and December 31, 1999, respectively.

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

         The electric utility and gas utility are periodically notified by regulators such as the North Carolina Department of Environment and Natural Resources, the South Carolina Department of Health and Environmental Control, and other state and federal agencies including the U.S. Environmental Protection Agency (EPA) of involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although CP&L may incur costs at the sites about which it has been notified, based upon the current status of the sites, CP&L Energy and CP&L do not expect those costs to be material to the consolidated results of operations or financial position of CP&L Energy and CP&L.

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

         The EPA published a final rule approving petitions under section 126 of the Clean Air Act, which requires certain sources to make reductions in nitrogen oxide emissions. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. CP&L's fossil-fueled electric generating plants are included in these petitions. CP&L, other utilities, trade organizations and states are participating in litigation challenging the EPA's action. CP&L cannot predict the outcome of this matter.


         In 1998, the EPA published a final rule addressing the issue of regional transport of ozone. This rule is commonly known as the NOx SIP Call. The EPA's rule requires 23 jurisdictions, including North and South Carolina, to further reduce nitrogen oxide emissions in order to attain a pre-set state NOx emission. The EPA's rule also suggests to the states that these additional nitrogen oxide emission reductions be obtained from the utility sector. CP&L is evaluating necessary measures to comply with the rule and estimates its related capital expenditures could be approximately $370 million, which has not been adjusted for inflation. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to CP&L's results of operations. Further controls are anticipated as electricity demand increases. CP&L, other utilities, trade organizations and states are participating in litigation challenging the NOx SIP Call. The District of Columbia Circuit Court of Appeals upheld the EPA's NOx SIP Call. Further appeals to the U.S. Supreme Court have been filed. Prior to resolution of a potential appeal, the EPA is requiring regulations in the states involved in the NOx SIP Call including North and South Carolina to comport with the NOx SIP Call. Acceptable state plans can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. North and South Carolina are proceeding to adopt such plans. CP&L cannot predict the outcome of this matter.

         In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. CP&L, other utilities, trade organizations and states are participating in a further appeal to the U.S. Supreme Court. North Carolina adopted the federal eight-hour ozone standard and is proceeding with the implementation process. North Carolina has promulgated final regulations, which will require CP&L to install nitrogen oxide controls under the State's eight-hour standard. These costs fall within the estimate set forth above.

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


         Subsequently, a number of utilities each filed an action for damages in the Court of Claims. In a recent decision, the U.S. Circuit Court of Appeals (Federal Circuit) ruled that utilities may sue the DOE for damages in the Federal Court of Claims instead of having to file an administrative claim with the DOE. CP&L is in the process of evaluating whether it should file a similar action for damages.


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

         c) In the opinion of management, liabilities, if any, arising under other pending claims would not have a material effect on the financial position and results of operations of CP&L Energy, CP&L and NCNG.

      7. EARNINGS PER COMMON SHARE OF CP&L ENERGY

         Restricted stock awards and contingently issuable shares had a dilutive effect on earnings per share for the three and nine months ended September 30, 2000 and increased the weighted-average number of common shares outstanding for dilutive purposes by 481,036 and 407,381 for the three and nine months ended September 30, 2000, respectively, and by 286,739 and 277,299 for the three and nine months ended September 30, 1999, respectively. The weighted-average number of common shares outstanding for dilutive purposes was 153.8 million and 153.6 million for the three and nine months ended September 30, 2000, respectively, and 151.9 million and 147.1 million for the three and nine months ended September 30, 1999, respectively.

         Employee Stock Ownership Plan shares that have not been committed to be released to participants' accounts are not considered outstanding for the determination of earnings per common share. Those shares totaled 5,782,376 and 6,458,088 at September 30, 2000 and September 30, 1999,
         respectively.

      8. NEW ACCOUNTING STANDARDS

         In June 2000, the Financial Accounting Standards Board published Statement of Financial Accounting Standards (SFAS) No. 138, which amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The amendment to SFAS No. 133 includes expansion of the normal purchases and sales exception to most contracts for which physical delivery of the asset being sold or purchased is probable. Based on CP&L's understanding of the amended normal purchases and sales exception, it has not expected SFAS No. 133 to have a significant impact on its financial position or results of operations. Recently, however, a number of issues have arisen in the industry with regard to whether or not certain power contracts fall within the scope of SFAS No. 133. These issues are expected to be addressed by the Derivatives Implementation Group of the Financial Accounting Standards Board during the fourth quarter of 2000. CP&L will continue SFAS No. 133 implementation efforts during the last quarter of 2000, including monitoring developments regarding the recent SFAS No. 133 scope issues discussed above.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" (SAB 101) to provide guidance regarding the recognition, presentation and disclosure of revenue in the financial statements. The Company expects to adopt the provisions of SAB 101 (as amended by SAB 101B, which deferred the implementation date, by three quarters) on October 1, 2000. The adoption of SAB 101 is not expected to have a material effect on the financial statements of CP&L Energy and CP&L.

      9. SALE OF ASSETS

         On September 12, 2000, Caronet, Inc., a North Carolina corporation that is also domesticated in Virginia and a wholly-owned subsidiary of CP&L, entered into an Agreement to Settle and Merger Plan (the Agreement) by and among DukeNet Communications, Inc., a North Carolina corporation; BellSouth Personal Communications, Inc., a Delaware corporation (BellSouth PCI); BellSouth Corporation, a Georgia corporation (BellSouth), and BellSouth Carolinas PCS, L.P., a Delaware limited partnership (BellSouth Carolinas PCS) and CP&L. The transaction closed on September 28, 2000. Pursuant to the terms of the Agreement, BellSouth PCI acquired the interests of the limited partners in BellSouth Carolinas PCS in conjunction with a merger of BellSouth Carolinas PCS into BellSouth PCI (the Merger). As consideration for the Merger, BellSouth PCI paid the limited partners $20 million for each one percent interest in BellSouth Carolinas PCS. Upon consummation of the Merger, CP&L received $200 million for Caronet, Inc.'s 10% limited partnership interest in BellSouth Carolinas PCS. The sale resulted in an after-tax gain of $121.1 million.


     10. RISK MANAGEMENT AND DERIVATIVE INFORMATION

         CP&L uses interest rate swap agreements to hedge its exposure on variable rate debt positions. The agreements, with a total notional amount of $500 million, were effective in July 2000 and mature in July 2002. Under these agreements, CP&L receives a floating rate based on the three month LIBOR and pays a weighted-average fixed rate of approximately 7.17%. The notional amount of the contracts is not exchanged and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates. CP&L only enters into swap agreements with strong creditworthy counterparties. The fair value of the swaps was a $3.9 million liability position at September 30, 2000.

         During September and October 2000, CP&L entered into forward starting swaps to hedge its exposure to interest rates with regard to future issuances of fixed rate debt. The agreements, with a total notional amount of $900 million, will be cash settled at the time that the hedged debt is issued. The resulting receipts or payments will be recorded as adjustments to interest expense over the life of the related debt. These agreements have computational periods of 2, 5 and 10 years, with $300 million notional amount for each computational period. Under the agreements, CP&L receives a floating rate based on the three month LIBOR and pays weighted-average fixed rates of approximately 6.73%, 6.81% and 6.83% for the 2, 5 and 10 year computational periods, respectively. At September 30, 2000, $450 million notional amount of these forward starting swaps was outstanding and had a fair value of $1.2 million liability position. The notional amount of the contracts is not exchanged and does not represent exposure to credit loss. In the event of default by counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates. CP&L only enters into swap agreements with strong creditworthy counterparties.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS
             For the Three and Nine Months Ended September 30, 2000,
           As Compared With the Corresponding Period One Year Earlier

         This is a combined Quarterly Report on Form 10-Q of CP&L Energy, Inc. (CP&L Energy) and Carolina Power & Light Company (CP&L). Therefore, the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) applies to CP&L Energy and CP&L, unless indicated otherwise. The MD&A should be read in conjunction with the consolidated financial statements included in this report.

         RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000

         Net income for CP&L Energy and CP&L for the three months ended September 30, 2000, and 1999, was as follows:

         (Dollars in millions)       CP&L Energy                CP&L
                                     -----------                ----
                                    2000      1999         2000       1999
                                    ----      ----         ----       ----

         Net income                $297.1    $147.1       $291.9     $147.9

         CP&L Energy's basic earnings per common share for the third quarter of 2000 increased to $1.94 per share from $0.97 per share for the same period of 1999.

         The increase in earnings was primarily due to a $121.1 million, or $0.79 per share, after-tax gain on the sale of the 10% limited partnership interest in BellSouth Carolinas PCS in September 2000 and the absence of expenses of $0.14 per share related to costs incurred for Hurricanes Dennis and Floyd in 1999. Quarterly earnings were offset by a write-off of $10.0 million, or $0.04 per share, of deferred fuel costs to settle the 2000 NCUC fuel case.

         The following sections explain the significant variance on the Statements of Income for CP&L Energy and CP&L as compared to the same period in 1999.

         ELECTRIC OPERATING REVENUES
         (Dollars in millions)

         Electric operating revenues for the three months ended September 30, 2000, and 1999, are as follows:

                                                CP&L
                            ------------------------------------------
                                  2000          1999       % Change
                                  ----          ----       --------

             Retail               $743.4        $755.0          (1.5)
             Wholesale             175.3         172.1           1.9
             Other                  20.1          20.1            -
                            ------------- -------------
             Total                $938.8        $947.2          (0.9)
                            ============= =============

         The fluctuations in electric operating revenues for the three months ended September 30, 2000 as compared to the same period in 1999 were affected by the following factors (in millions):

                    Customer growth/changes in usage patterns*           $ 27
                    Industrial sales                                        3
                    Weather                                               (37)
                    Price                                                   3
                    Sales to Power Agency                                  (3)
                    Sales to other utilities                               (1)
                                                                           ---
                    Total                                                $ (8)
                                                                           ---

         * Customer growth/changes in usage patterns excludes industrial customers.


         Electric operating revenues for CP&L decreased slightly for the quarter ended September 30, 2000, as compared to 1999, due to customer growth, offset by weather. Customer growth continued in the third quarter, with CP&L adding over 8,000 new customers. However, temperatures for the quarter were much lower than normal and more than offset growth. Industrial sales increased, reflecting that many customers are coming out of the economic downturn experienced in 1999. The increase was driven by the textile industry and lumber & wood industry, which experienced increased market demand, while the chemicals and paper industries continued to decline.

         NATURAL GAS OPERATING REVENUES

         Natural gas operating revenues for CP&L Energy increased $27.6 million, when compared to the same period in 1999, primarily due to increases in the market price of gas, which is a pass-thru charge to the customers.

         CP&L distributed its ownership interest in NCNG to CP&L Energy on July 1, 2000, and therefore, no longer includes natural gas operating revenues in its Consolidated Financial Statements subsequent to that date.

         DIVERSIFIED BUSINESSES

         Diversified business revenues for CP&L Energy increased $40.2 million for the third quarter when compared to the same period in 1999. Strategic Resource Solution Corp.'s (SRS) operating revenues increased by $14.8 million due to work completed on performance contracts with educational and military customers. Energy Ventures, a new subsidiary that has an ownership interest in synthetic fuel plants, was established late in the second quarter of 2000 and added $28.4 million in operating revenues for the third quarter. Monroe Power, which began operations in December 1999, contributed revenues of $7.6 million for the quarter. Operating revenues from Caronet, Inc. (Caronet), decreased by $10.4 million for the third quarter. Caronet, formerly reported as Interpath, contributed net assets used in its application service provider business to a newly formed company for a 35% ownership interest effective June 28, 2000. Therefore, the application service provider revenues are not reflected in the Consolidated Financial Statements subsequent to that date.

         Diversified business expenses for CP&L Energy increased $60.7 million over the third quarter of 1999. SRS had a $10.2 million increase in operating expenses related to performance contracts noted above. Energy Ventures operating expenses in the current period were $57.2 million. Energy Ventures generates tax credits from the operation of synthetic fuel plants, which are discussed in the INCOME TAXES section. Caronet expenses decreased by $10.7 million and Monroe Power added $4.5 million in operating expenses for the third quarter.

         Diversified business revenues for CP&L decreased $25.2 million, and diversified business expenses decreased $29.1 million when compared to the same period in 1999, primarily due to the distribution of certain subsidiaries to CP&L Energy on July 1, 2000, as detailed in Note 1 to the Consolidated Interim Financial Statements.

         FUEL USED IN ELECTRIC GENERATION

         Fuel used in electric generation increased $13.6 million, when compared to the same period in 1999, primarily due to deferred fuel adjustments of approximately $15.0 million, which were partially offset by a decrease in fuel expense of $1.6 million. The deferred fuel adjustments included a write-off of unrecovered fuel and a change in the Experience Modification Factor (EMF), both in North Carolina. Also included in the deferred fuel adjustments was a change in the fuel costs recovery rate. Fuel expense decreased as the result of a decrease in generation and a shift in generation mix from steam to nuclear.

         PURCHASED POWER

         Purchased power decreased $22.8 million, when compared to the same period in 1999, primarily due to a decrease in volume. This reduction in volume was affected by cooler weather or fewer degree-days, which required fewer market purchases to meet the base load requirements.

         GAS PURCHASED FOR RESALE

         Gas purchased for resale for CP&L Energy increased $24.7 million, when compared to the same period in 1999, primarily due to the increase in the market price of gas over the previous year.

         CP&L distributed its ownership interest in NCNG to CP&L Energy on July 1, 2000, and therefore, no longer includes gas purchased for resale in its Consolidated Financial Statements subsequent to that date.

         OTHER OPERATION AND MAINTENANCE

         Other operation and maintenance expenses for CP&L Energy decreased $13.7 million when compared to the same period in 1999, primarily due to a decrease in storm-related expenses. Operation and maintenance expenses for the third quarter of 1999 included substantial storm costs related to Hurricanes Dennis and Floyd. This decrease was partially offset by the effects of emission allowances that CP&L Energy began to expense in 2000. CP&L's other operation and maintenance expenses decreased $29.9 million, when compared to the same period in 1999, primarily due to the decreases detailed for CP&L Energy above as well as the distribution of NCNG to CP&L Energy on July 1, 2000, as detailed in Note 1 to the Consolidated Interim Financial Statements.

         OTHER INCOME

         Other income increased for the three months ended September 30, 2000 primarily due to the sale of Caronet's 10% limited partnership interest in BellSouth Carolinas PCS for $200.0 million on September 28, 2000. Other income also increased due to an increase in non-operating income from subsidiary operations during the three months ended September 30, 2000.

         INCOME TAXES

         Income taxes increased for the three months ended September 30, 2000 primarily due to the sale of Caronet's 10% limited partnership interest in BellSouth Carolinas PCS for $200.0 million on September 28, 2000. Taxes related to the sale were approximately $79.0 million. This increase was partially offset by the income tax credits generated by the synthetic fuels operation of Energy Ventures.

         RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000

         Net income for CP&L Energy and CP&L for the nine months ended September 30, 2000, and 1999, was as follows:

         (Dollars in millions)        CP&L Energy                 CP&L
                                      -----------                 ----
                                  2000       1999         2000           1999
                                  ----       ----         ----           ----
         Net income              $489.8     $301.0       $486.1         $303.2

         CP&L Energy's basic earnings per common share for the nine months ending September 30, 2000 increased to $3.20 per share from $2.05 per share for the same period of 1999.

         The increase in earnings was primarily due to a $121.1 million, or $0.79 per share, after-tax gain on the sale of the 10% limited partnership interest in BellSouth Carolinas PCS in September 2000 and the absence of expenses of $0.14 per share related to costs incurred for Hurricanes Dennis and Floyd in 1999. Earnings were offset by a reduction of $15.9 million, or $0.06 per share, for the write-off of deferred fuel costs to settle the 2000 NCUC fuel case.

         The following sections explain the significant variance on the Statements of Income for CP&L Energy and CP&L as compared to the same period in 1999.

         ELECTRIC OPERATING REVENUES
         (Dollars in millions)

         Electric operating revenues for the nine months ended September 30, 2000, and 1999, are as follows:

                                                   CP&L
                               ------------------------------------------
                                       2000          1999       % Change
                                       ----          ----       --------

                Retail             $2,000.3      $1,937.4            3.2
                Wholesale             443.7         430.2            3.1
                Other                  53.2          52.2            1.9

                               ------------- -------------
                Total              $2,497.2      $2,419.8            3.2
                               ============= =============

         The fluctuations in electric operating revenues for the nine months ended September 30, 2000 as compared to last year were affected by the following factors (in millions):

                    Customer growth/changes in usage patterns*       $ 86
                    Industrial sales                                    7
                    Weather                                            (5)
                    Price                                             (10)
                    Sales to Power Agency                               6
                    Sales to other utilities                           (7)
                                                                       --
                    Total                                            $ 77
                                                                       --

         *Customer growth/changes in usage patterns excludes normal industrial customers.

         ELECTRIC OPERATING REVENUES

         The increase in the customer growth/changes in usage patterns component of electric operating revenues reflects continued growth in the number of customers served by CP&L. During the nine-month period, industrial sales experienced an overall increase primarily related to the textile, lumber, and primary metal industries. These increases were largely offset by the continued downturn in the chemical industry. Revenues decreased due to weather that was milder than normal for the same nine-month period last year. The price related decrease reflects capacity pricing changes between CP&L and the North Carolina Electric Membership Corporation that took effect January 1, 2000, and the effects of real-time pricing rate participation by industrial customers. The increase in revenue related to sales to North Carolina Eastern Municipal Power Agency (Power Agency) is primarily due to increased demand. The decrease in sales to other utilities is attributable to unit outages, and offering prices that were not competitive with the market.

         NATURAL GAS OPERATING REVENUES

         Natural gas operating revenues for CP&L Energy increased $175.1 million, when compared to the same period in 1999, primarily due to the acquisition of NCNG on July 15, 1999. NCNG provides natural gas, propane gas and related services to approximately 178,000 customers in south-central and eastern North Carolina. The results of operations for the nine months ended September 30, 2000 include nine months of natural gas operating revenues for NCNG. Additionally, natural gas operating revenues have increased due to increases in the market price of gas charged to customers.

         CP&L's natural gas operating revenues for the nine months ended September 30, 2000 only include activity through July 1, 2000 when CP&L distributed its ownership interest in NCNG to CP&L Energy. Additionally, the 1999 period only includes activity subsequent to the acquisition of NCNG on July 15, 1999.

         DIVERSIFIED BUSINESSES

         Diversified business revenues for CP&L Energy increased $50.7 million for the nine months ended September 30, 2000 when compared to the same period in 1999. SRS's operating revenues increased by $16.7 million due to work completed on performance contracts with educational and military customers. Energy Ventures, a new subsidiary that has an ownership interest in synthetic fuel plants, was established late in the second quarter of 2000 and added $28.4 million in operating revenues. Monroe Power, which began operations in December 1999, contributed operating revenues of $14.3 million for the current period. Operating revenues from Caronet, Inc. (Caronet), decreased by $14.0 million for the nine months ended September 30, 2000. Caronet, formerly reported as Interpath, contributed net assets used in its application service provider business to a newly formed company for a 35% ownership interest effective June 28, 2000. Therefore, the application service provider revenues are not reflected in the Consolidated Financial Statements subsequent to that date.

         Diversified business expenses for CP&L Energy increased $82.5 million over the first nine months of 1999. SRS had a $5.4 million increase in expenses due to performance contracts noted above. Energy Ventures had $57.2 million in expenses in the current period. Energy Ventures generates tax credits from the operation of synthetic fuel plants, which are discussed in the INCOME TAXES section. Caronet expenses increased by $6.9 million and Monroe Power had $9.5 million in operating expenses in the current period.

         Diversified business revenues for CP&L decreased $14.8 million, and diversified business expenses decreased $7.3 million when compared to the same period in 1999, primarily due to the distributions of certain subsidiaries to CP&L Energy on July 1, 2000, as detailed in Note 1 to the Consolidated Interim Financial Statements.

         PURCHASED POWER

         Purchased power decreased $49.6 million, when compared to the same period in 1999, primarily due to the termination of contract with Duke Energy in June 1999.

         GAS PURCHASED FOR RESALE

         Gas purchased for resale for CP&L Energy increased $128.4 million, when compared to the same period in 1999, primarily due to the acquisition of NCNG on July 15, 1999. The results of operations for the nine months ended September 30, 2000 include nine months of gas purchased for resale for NCNG. Additionally, gas purchased for resale increased due to the increase in the market price of gas over the previous year.

         CP&L's gas purchased for resale for the nine months ended September 30, 2000 only includes activity through July 1, 2000 when CP&L distributed its ownership interest in NCNG to CP&L Energy. Additionally, the 1999 period only includes activity subsequent to the acquisition of NCNG on July 15, 1999.

         FUEL USED IN ELECTRIC GENERATION

         Fuel used in electric generation increased $29.1 million, when compared to the same period in 1999, primarily due to deferred fuel adjustments and an increase in fuel expense, which was the result of an increase in volume with an increased percentage being produced by a more expensive fuel source.

         OTHER OPERATION AND MAINTENANCE

         Other operation and maintenance expenses for CP&L Energy increased $41.8 million in the nine months ended September 30, 2000, when compared to the same period in 1999, primarily due to the effects of emission allowances that CP&L Energy began to expense in 2000 as well as NCNG impacts. NCNG was acquired on July 15, 1999 and the results of operations of NCNG were included in consolidated financial statements of CP&L Energy as of July 15, 1999. Therefore, the results of operations for the nine months ended September 30, 2000 include nine months of NCNG operation and maintenance expenses. Additionally, other operation and maintenance expenses increased due to an increase in plant outage costs during 2000 compared to 1999 and due to integration costs incurred during 2000 as part of the FPC acquisition. These increases in operation and maintenance expenses were partially offset by a decrease in storm-related expenses during 2000. CP&L's other operation and maintenance expenses increased $25.6 million when compared to the same period in 1999, partially due to the increases detailed for CP&L Energy above, which were partially offset by a decrease in operation and maintenance expenses due to the distribution of NCNG to CP&L Energy on July 1, 2000, as detailed in Note 1 to the Consolidated Interim Financial Statements.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased for the nine months ended September 30, 2000 primarily due to the approval to accelerate the cost recovery of certain nuclear generating assets. This increase is partially offset by the absence of depreciation and amortization of costs related to Hurricane Fran and the absence of accelerated amortization of certain regulatory assets, which expired on December 31,1999.

         INTEREST CHARGES

         Net interest charges for CP&L Energy increased $20.9 million in the nine months ended September 30, 2000, when compared to the same period in 1999, primarily due to long-term debt issued during 2000 and an increase in interest rates.

         OTHER INCOME

         Other income increased for the nine months ended September 30, 2000 primarily due to the sale of Caronet's 10% limited partnership interest in BellSouth Carolinas PCS for $200.0 million on September 28, 2000. Other income also increased due to an increase in non-operating income from subsidiary operations during the nine months ended September 30, 2000

         INCOME TAXES

         Income taxes increased for the nine months ended September 30, 2000 primarily due to the sale of Caronet's 10% limited partnership interest in BellSouth Carolinas PCS for $200.0 million on September 28, 2000. Taxes related to the sale were approximately $79.0 million. This increase was partially offset by the income tax credits generated by the synthetic fuels operation of Energy Ventures.

               MATERIAL CHANGES IN LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow and Financing

         The Company's balance sheet continues to reflect a strong working capital position.

         Cash provided by operating activities increased for the nine months ended September 30, 2000, as compared to the comparable 1999 period. The increase in cash from operating activities for the 2000 period is largely the result of higher operating income and changes in the balances of certain current assets and liabilities. The changes in current assets and liabilities are due to operational fluctuations in addition to increased tax liability related to the gain on the sale of investment.

         Net cash used in investing activities decreased for the nine months ended September 30, 2000, as compared to the prior period. The decrease in cash used investing activities was due primarily to the proceeds from the sale of investments partially offset by an increase in gross property additions. Gross property additions for CP&L Energy totaled $634 million, compared to $528 million for the comparable period, and gross property additions for CP&L totaled $614 million, compared to $528 million for the comparable period. These additions were for increased activity related to combustion turbine construction. The proceeds from the sale of investment relates to the sale of the 10% limited partnership interest in BellSouth Carolinas PCS by Caronet, Inc. (see note 9 to the Consolidated Interim Financial Statements).

         In July 2000, CP&L established a $300 million medium term notes, Series D program. As of November 14, 2000, there were no medium term notes, Series D, issued and outstanding.

         During the nine months ended September 30, 2000, CP&L has issued a total of $300 million principal amount of Senior Notes and $497.64 million principal amount of variable rate First Mortgage Bonds, Pollution Control Series. In addition, CP&L retired or redeemed $47.25 million principal amount of Promissory Notes, $150 million principal amount of First Mortgage Bonds and $497.64 million principal amount of variable rate Pollution Control Obligations (see note 4 to the Consolidated Interim Financial Statements).

         As of September 30, 2000, CP&L's revolving credit facilities totaled $750 million, all of which are long-term agreements supporting its commercial paper borrowings and other short-term indebtedness. CP&L is required to pay minimal annual commitment fees to maintain its credit facilities. Consistent with management's intent to maintain its commercial paper and other short-term indebtedness on a long-term basis, and as supported by its long-term revolving credit facilities, CP&L included in long-term debt commercial paper and other short-term indebtedness of $750 million, $420 million and $750 million at September 30, 2000, September 30, 1999 and December 31, 1999, respectively.

         CP&L's access to outside capital depends on its ability to maintain its credit ratings. The debt ratings for CP&L are as follows:

          ---------------------------- --------------------- ------------ ---------------
                                                              Moody's
                                                             Investors      Standard &
                                         Duff and Phelps      Service        Poor's
         ----------------------------- --------------------- ------------ ---------------
         ----------------------------- --------------------- ------------ ---------------

          First Mortgage Bonds          A+ Rating Watch-Down      A2       A-CreditWatch
                                                                           with negative
                                                                           implications
          ---------------------------- --------------------- ------------ ---------------
          ---------------------------- --------------------- ------------ ---------------
          Commercial Paper                       D-1             P-1            A-1
          ---------------------------- --------------------- ------------ ---------------
          ---------------------------- --------------------- ------------ ---------------
          Extendible Commercial Notes            N/A             P-1            A-1
          ---------------------------- --------------------- ------------ ---------------
          ---------------------------- --------------------- ------------ ---------------
          Extendible Notes                       D-1             P-1            A-1
          ---------------------------- --------------------- ------------ ---------------

         In addition to the above, an anticipated issuance of common stock and debt by CP&L Energy is discussed in the "Florida Progress Corporation" under OTHER MATTERS.

                                  OTHER MATTERS

         Florida Progress Corporation

         CP&L, Florida Progress Corporation (FPC), a Florida corporation, and CP&L Energy, entered into an Amended and Restated Agreement and Plan of Share Exchange dated as of August 22, 1999, amended and restated as of March 3, 2000 (the Amended Agreement).

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

         On May 23, 2000, the NRC approved the change in control of FPC that will result from the share exchange. On July 12, 2000, the FERC approved the change of control over FPC's jurisdictional facilities resulting from the share exchange. Also, on July 12, 2000, the Department of Justice terminated the waiting period under the HSR Act and completed its antitrust review. On February 3, 2000, CP&L Energy filed an application with the NCUC for authorization of the share exchange with FPC and the issuance of common stock in connection with the transaction. A hearing was held on this matter on July 18, 2000. As part of the settlement with the NCUC Public Staff, CP&L agreed to reduce rates to all of its non-Real Time Pricing customers by $3 million in 2002, $4.5 million in 2003, $6 million in 2004 and $6 million in 2005. By order issued August 22, 2000 the NCUC approved the proposed settlement and the Company's application. CP&L also agreed to write off and forego recovery of $10 million of unrecovered fuel costs in its 2000 fuel cost recovery proceeding. On March 14, 2000, CP&L Energy and FPC filed an application with the SEC requesting approval of the share exchange under the Public Utility Holding Company Act. On July 28, 2000, the parties filed an amended application with the SEC, and the SEC issued its notice of the merger application on August 4, 2000. CP&L Energy and CP&L expect to obtain the final regulatory approvals and close the transaction by the end of 2000. However, CP&L Energy and CP&L cannot predict the outcome of this matter.

         Competition

         Wholesale Competition

         To assist in the development of wholesale competition, the FERC, in 1996, issued standards for wholesale wheeling of electric power through its rules on open access transmission and stranded costs and on information systems and standards of conduct (Orders 888 and 889). The rules require all transmitting utilities to have on file an open access transmission tariff, which contains provisions for the recovery of stranded costs and numerous other provisions that could affect the sale of electric energy at the wholesale level. CP&L filed its open access transmission tariff with the FERC in mid-1996. Shortly thereafter, Power Agency and other entities filed protests challenging numerous aspects of CP&L's tariff and requesting that an evidentiary proceeding be held. The FERC set the matter for hearing and set a discovery and procedural schedule. In July 1997, CP&L filed an offer of settlement in this matter. The administrative law judge certified the offer to the full FERC in September 1997. In February 2000, the FERC issued a basket order for several utilities including CP&L to file a compliance filing stating whether there were any remaining undisputed issues surrounding CP&L's open access transmission tariff. On May 1, 2000, CP&L made the compliance filing setting forth the remaining undisputed issues and a plan for settling those issues. CP&L made additional compliance filings on June 8, 2000 and July 12, 2000 to report the status of negotiations with the remaining intervenors. On August 25, 2000, CP&L filed modifications to its open access transmission tariff as a result of settlement negotiations with the remaining intervenors. CP&L cannot predict the outcome of this matter.

         Regional Transmission Organizations (RTO)

         On December 20, 1999, the FERC issued Order No. 2000 on Regional Transmission Organizations (RTO), which sets forth four minimum characteristics and eight functions for transmission entities, including independent system operators and transmission companies, to become FERC-approved RTOs. The rule states that public utilities that own, operate or control interstate transmission facilities must file by October 2000, either a proposal to participate in an RTO or an alternative filing describing efforts and plans to participate in an RTO. CP&L is participating in an effort with Duke Power and South Carolina Electric & Gas (SCE&G) to develop a for-profit transmission company to comply with Order No. 2000. The RTO is currently known as GridSouth and is expected to operate the transmission systems of CP&L, Duke Power, SCE&G and perhaps others. GridSouth held five public meetings on the proposed transmission company during August and September 2000. GridSouth filed an application for approval from FERC on October 16, 2000. CP&L cannot predict the outcome of these matters.

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

         Company  Activities

         In October 1999, CP&L and the Albemarle-Pamlico Economic Development Corporation (APEC) announced their intention to build an 850-mile, $197.5 million, natural gas transmission and distribution system to 14 currently unserved counties in eastern North Carolina. CP&L will operate both the transmission and distribution systems, and APEC will help ensure that the new facilities are built in the most advantageous locations to promote development of the economic base in the region. In conjunction with this proposal, CP&L and APEC filed a joint request with the NCUC for $186 million of a $200 million state bond package established for natural gas infrastructure to pay for the portion of the project that likely could not be recovered from future gas customers through rates. CP&L and APEC have executed agreements creating Eastern North Carolina Natural Gas (ENCNG), which will be the local distribution natural gas company serving the 14 counties in question. CP&L and APEC will be the joint owners. The operations of ENCNG will be subject to the rules and regulations of the NCUC. On June 15, 2000, the NCUC issued an order awarding ENCNG an exclusive franchise to all 14 counties and granted $38.7 million in bond funding for phase one of the project. Phase one, which will cost a total of $50.5 million, will bring gas service to 6 of the 14 counties. The NCUC will consider approval of bond funding for subsequent phases of the project at a later date. CP&L cannot predict the outcome of this matter.

         On April 7, 2000, CP&L announced the execution of an agreement to purchase 75 million cubic feet per day of firm gas transportation service to be provided through the Williams Energy's Sundance Expansion Project on the Transcontinental Interstate Pipeline (Transco). This service will be used, beginning in mid-2002, to supply the 30-inch natural gas pipeline, Sandhills Pipeline that CP&L announced in December 1999 it would build. In March 2000, CP&L transferred ownership of the pipeline to NCNG. The pipeline will extend from Iredell County to Richmond County in North Carolina. The agreement is contingent upon FERC approval and both parties can terminate if Transco fails to commence service by April 3, 2003. On September 27, 2000, the FERC granted Transco a preliminary determination that authorizes construction subject to environmental reviews and issuance of a final order. CP&L cannot predict the outcome of this matter.

         In April 2000, CP&L signed a 5-1/2 year agreement with Duke Energy, whereby CP&L will provide peaking generation capacity. CP&L will provide 300 MW of capacity for the first 11 months of the contract, beginning July 1, 2000, and will provide 150 MW for the remainder of the contract.

         In late 1998 and early 1999, the North Carolina Utilities Commission and Public Service Commission of South Carolina approved the accelerated cost recovery of the CP&L's nuclear generating assets. Pursuant to the orders, the allowed range of accelerated depreciation expense was set at a minimum of $106 million to a maximum of $150 million per year from 2000 through 2004. CP&L has recently filed requests with the NCUC and the SCPSC to further accelerate the cost recovery of its nuclear generation facilities in 2000 up to the extent of the gain on the sale of the 10% limited partnership interest in BellSouth Carolinas PCS. As part of these filings, CP&L has also requested that the minimum annual depreciation expense for 2001 through 2004 be reduced to $75 million. If the commissions approve CP&L's requests, CP&L would record an additional $125 million in accelerated depreciation, or a total of $275 million of accelerated depreciation in 2000. The additional depreciation would be recorded in the fourth quarter and approximately offset the BellSouth PCS gain.

         On September 15, 2000, CP&L signed a power purchase agreement whereby Monroe Power will provide 155 MW of capacity and energy to Dynegy Power from June 1, 2001 through May 31, 2006. The contract also includes terms for a two-year extension put/call option from June 1, 2006 through May 31, 2008. Additionally, the contract contains a tolling agreement whereby Dynegy will provide the natural gas for the project.

         In November 2000, CP&L announced its intention to build its second power plant in the state of Georgia on a tract in Effingham County. The plant would be owned and operated by Monroe Power Co., a wholly-owned subsidiary of CP&L Energy, that currently operates a peaking plant in Monroe, GA. The 525-megawatt combustion-turbine plant will be fueled primarily by natural gas and will be used to provide peaking capacity to the region. The first phase of the construction, used for peaking operation, is expected to begin construction in the summer of 2001 and become available for commercial operation in June 2002. The second phase of the construction which involves conversion of the peaking generators to combined-cycle operation is expected to be completed in June 2003.

         Interpath Agreement

         Pursuant to a Contribution Agreement effective June 28, 2000 between CP&L, Caronet, Inc. (Caronet), the wholly-owned subsidiary of CP&L formerly known as Interpath Communications, Inc., a North Carolina and Virginia Corporation, and Interpath Communications, Inc. (Interpath), a Delaware corporation formed in conjunction with the transaction, Caronet contributed the assets used in the application service provider business to Interpath. Under the terms of the agreement, Caronet owns 35% of Interpath's stock (10% voting stock) and Bain Capital, Inc. a private equity fund, and its affiliates (Bain) own 65% of Interpath's stock. On July 6, 2000, Caronet and Bain each invested $25 million of additional equity in Interpath.

         Sale of Limited Partnership Interest

         On September 11, 2000, Caronet, Inc., a North Carolina corporation that is also domesticated in Virginia and a wholly-owned subsidiary of CP&L entered into an Agreement to Settle and Merger Plan (the Agreement) by and among DukeNet Communications, Inc., a North Carolina corporation; BellSouth Personal Communications, Inc., a Delaware corporation (BellSouth PCI); BellSouth Corporation, a Georgia corporation (BellSouth), and BellSouth Carolinas PCS, L.P., a Delaware limited partnership (BellSouth Carolinas PCS) and CP&L. The transaction closed on September 28, 2000. Pursuant to the terms of the Agreement, BellSouth PCI acquired the interests of the limited partners in BellSouth Carolinas PCS in conjunction with a merger of BellSouth Carolinas PCS into BellSouth PCI (the Merger). As consideration for the Merger, BellSouth PCI paid the limited partners $20 million for each one percent interest in BellSouth Carolinas PCS. Upon consummation of the Merger, CP&L received $200 million for Caronet, Inc.'s 10% limited partnership interest in BellSouth Carolinas PCS. This sale resulted in an after-tax gain of $121.1 million.

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Certain market risks are inherent in CP&L's financial instruments, which arise from transactions entered into in the normal course of business. CP&L's primary exposures are changes in interest rates with respect to long-term debt and commercial paper, and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. CP&L's exposure to return on marketable securities for the decommissioning trust funds has not changed materially since December 31, 1999. The total fixed rate debt at September 30, 2000 was $2.026 billion, with an average interest rate of 7.17% and the total variable rate debt at September 30, 2000 was $1.120 billion, with an average interest rate of 5.63%. The total commercial paper and extendible notes outstanding at September 30, 2000 was $356 million, with an average interest rate of 6.58%, and $500 million, with an average interest rate of 7.23%, respectively.

         CP&L uses interest rate swap agreements to hedge its exposure on variable rate debt positions. The agreements, with a total notional amount of $500 million, were effective in July 2000 and mature in July 2002. Under these agreements, CP&L receives a floating rate based on the three month LIBOR and pays a weighted-average fixed rate of approximately 7.17%. The notional amount of the contracts is not exchanged and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates. CP&L only enters into swap agreements with strong creditworthy counterparties. The fair value of the swaps was a $3.8 million liability position at September 30, 2000.

         During September and October 2000, CP&L Energy entered into forward starting swaps to hedge its exposure to interest rates with regard to future issuances of fixed rate debt. The agreements, with a total notional amount of $900 million, will be cash settled at the time that the hedged debt is issued. The resulting receipts or payments will be recorded as adjustments to interest expense over the life of the related debt. These agreements have computational periods of 2, 5 and 10 years, with $300 million notional amount for each computational period. Under the agreements, CP&L Energy receives a floating rate based on the three month LIBOR and pays weighted-average fixed rates of approximately 6.73%, 6.87% and 6.88% for the 2, 5 and 10 year computational periods, respectively. At September 30, 2000, $450 million notional amount of these forward starting swaps was outstanding and had a fair value of $1.2 million liability position. The notional amount of the contracts is not exchanged and does not represent exposure to credit loss. In the event of default by counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates. CP&L only enters into swap agreements with strong creditworthy counterparties.

                           PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Legal aspects of certain matters are set forth in Part I, Item 1 Notes to the Consolidated Interim Financial Statements, and Note 6:
         Commitments and Contingencies.

         Item 2.  Changes in Securities and Use of Proceeds

         RESTRICTED STOCK AWARDS:

         (a) Securities Delivered. On September 25, 2000, 100,000 restricted shares of CP&L Energy's Common Shares were delivered to a certain key employee pursuant to the terms of the 1997 Equity Incentive Plan
         (Plan), which was approved by CP&L's shareholders on May 7, 1997.
         Section 9 of the Plan provides for the granting of Restricted Stock by the Personnel, Executive Development and Compensation Committee (currently the Committee on Organization and Compensation), (the Committee) to key employees of CP&L, including its Affiliates and Subsidiaries (hereinafter collectively referred to as the "Company"). The Common Shares delivered pursuant to the Plan were acquired in market transactions directly for the account of the recipient and do not represent newly issued shares of CP&L Energy.

         (b) Underwriters and Other Purchasers. No underwriters were used in connection with the delivery of Common Shares described above. The Common Shares were delivered to a certain key employee of the Company. The Plan defines "key employee" as an officer or other employee of the Company who, in the opinion of the Committee, can contribute significantly to the growth and profitability of, or perform services of major importance to, the Company.

         (c) Consideration. The Common Shares were delivered to provide an incentive to the employee recipient to exert his utmost efforts on the Company's behalf and thus enhance the Company's performance while aligning the employee's interest with those of the Company's shareholders.

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

         Item 4.  Submission of Matters to a Vote of Security Holders

         (a) A special shareholder meeting was held on August 16, 2000.

         (b) The meeting was held to vote upon the issuance of shares of common stock of CP&L Energy, Inc. to be delivered to shareholders of Florida Progress Corporation (FPC) in connection with an Amended and Restated Agreement and Plan of Share Exchange among Carolina Power & Light Company, CP&L Energy and FPC dated August 22, 1999, as amended and restated as of March 3, 2000.

         (c) The total votes were as follows:

         Total Votes Cast                               112,161,089

         Votes For                 Votes Against                 Votes Withheld
         ---------                 -------------                 --------------
         108,549,033                  2,141,610                      1,470,446

         Item 5. Other Information

         CP&L Energy has a 90% interest in two limited liability companies that own facilities that produce synthetic fuel from fine coal feedstock under the Internal Revenue Service Code Section 29. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the fine coal feedstock used to produce such synthetic fuel. On October 5, 2000, the limited liability companies applied for Private Letter Rulings (PLRs) with the Internal Revenue Service (IRS) regarding this and several other issues relating to the facilities' qualification for tax credits, but the IRS has yet to act on the PLRs. Should the tax credits be denied on future audits, and CP&L Energy fails to prevail through the audit process, there could be significant tax liability owed that had previously been reduced by taking Section 29 credits.

         In Management's opinion, CP&L Energy is complying with all the necessary requirements to be allowed such credits under Section 29, but cannot provide certainty as to the likelihood of prevailing on any credits taken.

         Item 6.  Exhibits and Reports on Form 8-K

         (a) See EXHIBIT INDEX

         (b) Reports on Form 8-K filed during or with respect to the quarter:

             CP&L Energy filed a Current Report on Form 8-K on September 20, 2000, detailing the Agreement to Settle and Merger Plan entered into by Caronet, Inc., a wholly-owned subsidiary of CP&L, to sell its 10% limited partnership interest in BellSouth Carolinas. Exhibits related to the Agreement to Settle and Merger Plan are included therewith.

             CP&L Energy and Carolina Power & Light Company filed a combined Current Report on Form 8-K on September 1, 2000, responding to the intervention filed by Mr. Edwin Dove on August 18, 2000, under Item 5 of the Current Report.

             CP&L Energy and Carolina Power & Light Company filed a combined Current Report on Form 8-K on October 31, 2000, disclosing the remarks made by William Cavanaugh III at the EEI Fall Finance Conference in San Francisco, CA on October 31, 2000.

                                   SIGNATURES


         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CP&L ENERGY, INC.
                                                 ------------------
                                                    (Registrant)

                               By   /s/ Peter M. Scott III
                                 -----------------------------------------


                                                 Peter M. Scott III
                                             Executive Vice President and
                                               Chief Financial Officer

                                       CAROLINA POWER & LIGHT COMPANY
                                      ------------------------------------
                                                 (Registrant)


                               By  /s/ Robert H. Bazemore, Jr.
                                 ------------------------------------------


                                             Robert H. Bazemore, Jr.
                                          Vice President and Controller
                                           (Chief Accounting Officer)






Date:     November 14, 2000

                                  EXHIBIT INDEX

    Exhibit Number       Description

    10(i) Employment Agreement dated August 1, 2000 between CP&L Service Company LLC and William Cavanaugh III.

    10(ii) Employment Agreement dated August 1, 2000 between Carolina Power & Light Company and William S. "Skip" Orser.

    10(iii) Employment Agreement dated August 1, 2000 between Carolina Power & Light Company and Tom Kilgore.

    10(iv) Employment Agreement dated August 1, 2000 between CP&L Service Company LLC and Robert McGehee.

    10(v) Form of Employment Agreement dated August 1, 2000 (i) between Carolina Power & Light Company and Don K. Davis; and (ii) between CP&L Service Company LLC and Peter M. Scott III and William D. Johnson.

    10(vi) Form of Employment Agreement dated August 1, 2000 (i) between Carolina Power & Light Company and Fred Day IV,
                        C. S. "Scotty" Hinnant and E. Michael Williams; and (ii) between CP&L Service Company LLC and Cecil L. Goodnight.

    27(a)               Financial Data Schedule - CP&L Energy, Inc.

    27(b)               Financial Data Schedule - Carolina Power & Light Company