Form 10-K405
period 2000-12-31
PROGRESS ENERGY INC; CAROLINA POWER & LIGHT CO
filed 2001-03-29
CIK 1094093, 17797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
   (Mark One)
      [ X ]       ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR

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

                              Progress Energy, Inc.
                           410 South Wilmington Street
                       Raleigh, North Carolina 27601-1748
                            Telephone: (919) 546-6111
 1-15929              State of Incorporation: North Carolina                      56-2155481



                         Carolina Power & Light Company
                           410 South Wilmington Street
                       Raleigh, North Carolina 27601-1748
                            Telephone: (919) 546-6111
 1-3382               State of Incorporation: North Carolina                      56-0165465


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
           -----------------------------------------------------------

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Progress Energy, Inc.:
 Common Stock (Without Par Value)      New York Stock Exchange
                                       Pacific Stock Exchange

Carolina Power & Light Company:
 Quarterly Income Capital Securities   New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
           -----------------------------------------------------------

Progress Energy, Inc.:                 None

Carolina Power & Light Company:       $100 par value Preferred Stock, Cumulative
                                      $100 par value Serial Preferred Stock,
                                        Cumulative

Indicate by check mark whether the registrants (1) have filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes     X     .  No           .
    ----------      ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [X]

This combined Form 10-K is filed separately by two registrants: Progress Energy, Inc. (Progress Energy) and Carolina Power & Light Company (CP&L). Information contained herein relating to either individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrant.

As of February 28, 2001, the aggregate market value of the voting and non-voting common equity of Progress Energy, Inc. held by non-affiliates was $8,888,502,892. All of the common stock of Carolina Power & Light

Company is owned by Progress Energy, Inc. As of February 28, 2001, each registrant had the following shares of common stock outstanding:


         Registrant                                Description                        Shares
         ----------                                -----------                        ------

Progress Energy, Inc.                      Common Stock (Without Par Value)         206,082,949
Carolina Power & Light Company             Common Stock (Without Par Value)         159,608,055


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Portions of the Progress Energy and CP&L definitive proxy statements dated April 2, 2001 are incorporated into PART III, ITEMS 10, 11, 12 and 13 hereof.

                                TABLE OF CONTENTS

GLOSSARY OF TERMS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

                                     PART I

ITEM 1.  BUSINESS

ITEM 2.  PROPERTIES

ITEM 3.  LEGAL PROCEEDINGS

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          EXECUTIVE OFFICERS OF THE REGISTRANT

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.  QUANTITIVE AND QUALATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-K are defined below:


            TERM                                            DEFINITION
            ----                                            ----------

AFUDC                          Allowance for funds used during construction
APEC                           Albemarle-Pamlico Economic Development Corporation
ASLB                           Atomic Safety and Licensing Board
Bain                           Bain Capital, Inc. and affiliates
BellSouth                      BellSouth Corporation
BellSouth Carolinas PCS        BellSouth Carolinas, PCS L.P.
BellSouth PCI                  BellSouth Personal Communications, Inc.
Btu                            British thermal units
Caronet                        Caronet, Inc.
                               Comprehensive Environmental Response, Compensation and Liability Act of
CERCLA                         1980, as amended
Code                           Internal Revenue Service Code
CP&L                           Carolina Power & Light Company
CP&L Energy                    CP&L Energy, Inc., now known as Progress Energy, Inc.
CR3                            Crystal River Unit No. 3
CVO                            Contingent value obligation
DEP                            Florida Department of Environment and Protection
D&D                            Decommissioning and decontamination
DOE                            Department of Energy
dt                             Dekatherm
                               North Carolina Department of Environment and Natural Resources, Division of
DWM                            Waste Management
Eastern                        Eastern North Carolina Natural Gas Company
ENCNG                          Eastern North Carolina Natural Gas Company, LLC
EPS                            Earnings per share
Energy Ventures                Progress Energy Ventures, Inc. (formerly known as CPL Energy Ventures, Inc.)
EPA                            United States Environmental Protection Agency
EPA of 1992                    Energy Policy Act of 1992
ESOP                           Employee Stock Ownership Plan
FASB                           Financial Accounting Standards Board
FERC                           Federal Energy Regulatory Commission
Florida Power                  Florida Power Corporation
FPC                            Florida Progress Corporation
FPSC                           Florida Public Service Commission
Harris plant                   Shearon Harris Nuclear Plant
Interpath                      Interpath Communications, Inc.
IRS                            Internal Revenue Service
kWh                            kilowatt-hour
kV                             kilovolt
kVA                            kilovolt-ampere
LIBOR                          London Inter Bank Offering Rate
LNG                            Liquefied natural gas
MEMCO                          MEMCO Barge Line, Inc.
MGP                            Manufactured Gas Plant
Monroe Power                   Monroe Power Company
MW                             Megawatt
NCNG                           North Carolina Natural Gas Corporation
NCUC                           North Carolina Utilities Commission
NEIL                           Nuclear Electric Insurance Limited
NOx SIP Call                   EPA rule which requires 22 states including North and South Carolina to further reduce nitrogen oxide emissions.
NRC                            United States Nuclear Regulatory Commission
NSP                            Northern States Power
Nuclear Waste Act              Nuclear Waste Policy Act of 1982
OPEB                           Contributory postretirement benefits



Pine Needle                    Pine Needle LNG Company, LLC
PLRs                           Private Letter Rulings
Pollution control bonds        Pollution control revenue refunding bonds
Power Agency                   North Carolina Eastern Municipal Power Agency
Progress Capital               Progress Capital Holdings, Inc.
Progress Energy                Progress Energy, Inc.
Progress Rail                  Progress Rail Services Corporation
Progress Telecom               Progress Telecommunications Corporation
PSSP                           Performance Share Sub-Plan
PSVA                           Price sensitive volume adjustment
PUHCA                          Public Utility Holding Company Act of 1935, as amended
PURPA                          Public Utilities Regulatory Policies Act of 1978
QF                             Qualifying facilities
RSA                            Restricted Stock Awards program
RTO                            Regional Transmission Organization
SCE&G                          South Carolina Electric & Gas
SCPSC                          Public Service Commission of South Carolina
SEC                            United States Securities and Exchange Commission
SFAS No. 71                    Statement of Financial Accounting Standards No. 71, Accounting for the
                               Effects of Certain Types of Regulation
SFAS No. 121                   Statement of Financial Accounting Standards No. 121, Accounting for the
                               Impairment of Long-Lived Assets and for Long-Lived Assets to Be
                               Disposed Of
SFAS No. 133                   Statement of Financial Accounting Standards No. 133, Accounting for
                               Derivative and Hedging Activities
SFAS No. 138                   Statement of Financial Accounting Standards No. 138, Accounting for
                               Certain Derivative Instruments and Certain Hedging Activities - an
                               Amendment of FASB Statement No. 133
SO2                            Sulfur dioxide
SPSP                           Stock Purchase-Savings Plan
SRS                            Strategic Resource Solutions Corp.
the Company                    Progress Energy, Inc. and subsidiaries
Transco                        Transcontinental Gas Pipeline Corporation
Yankee Atomic                  Yankee Atomic Electric Company


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The matters discussed throughout this Form 10-K that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

In addition, examples of forward-looking statements discussed in this Form 10-K,
PART II, ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" include, but are not limited to, statements under the following headings: 1) "Liquidity and Capital Resources" about estimated capital requirements through the year 2003 and future financing plans, 2) "Future Outlook" about the Company's future earnings potential, and 3) "Other Matters" about the effects of new environmental regulations, nuclear decommissioning costs and the effect of electric utility industry restructuring.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the North Carolina Utilities Commission, the Public Service Commission of South Carolina and the Florida Public Service Commission), particularly legislative and regulatory initiatives that may impact the speed and degree of the restructuring of the electricity industry; the outcome of legal and administrative proceedings before our principal regulators; risks associated with operating nuclear power facilities, availability of nuclear waste storage facilities, and nuclear decommissioning costs; changes in the economy of areas served by CP&L, Florida Power or NCNG; the extent to which we are able to obtain adequate and timely rate recovery of costs, including potential stranded costs arising from the restructuring of the electricity industry; weather conditions and catastrophic weather-related damage; general industry trends, increased competition from energy and gas suppliers, and market demand for energy; inflation and capital market conditions; the extent to which we are able to realize the potential benefits of our recent acquisition of Florida Progress Corporation and successfully integrate it with the remainder of our business; the extent to which we are able to realize the potential benefits of the conversion of Carolina Power & Light Company to a non-regulated holding company structure and the success of our direct and indirect subsidiaries; the extent to which we are able to use tax credits associated with the operations of the synthetic fuel facilities; the extent to which we are able to reduce our capital expenditures through the utilization of the natural gas expansion fund established by the North Carolina Utilities Commission; and unanticipated changes in operating expenses and capital expenditures.

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of the Company. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on the Company.

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL
-------

COMPANY
-------

Progress Energy, Inc. (Progress Energy, or the Company, which term includes consolidated subsidiaries unless otherwise indicated), is a registered holding company under the Public Utility Holding Company Act (PUHCA) of 1935. Both the Company and its subsidiaries are subject to the regulatory provisions of PUHCA. Progress Energy was initially formed as CP&L Energy, Inc. (CP&L Energy), which became the holding company for Carolina Power & Light Company (CP&L) on June 19, 2000. All shares of common stock of CP&L were exchanged for an equal number of shares of CP&L Energy common stock.

On July 1, 2000, CP&L distributed its ownership interest in the stock of North Carolina Natural Gas Corporation (NCNG), Strategic Resource Solutions Corp.
(SRS), Monroe Power Company (Monroe Power) and CPL Energy Ventures, Inc. (Energy Ventures) to CP&L Energy. As a result, those companies became direct subsidiaries of CP&L Energy and are not included in CP&L's results of operations and financial position since that date.

Subsequent to the acquisition of Florida Progress Corporation (FPC) (see "Significant Transactions" below), the Company changed its name from CP&L Energy to Progress Energy, Inc. on December 4, 2000.

Through its wholly-owned regulated subsidiaries, CP&L, Florida Power Corporation (Florida Power), and North Carolina Natural Gas Corporation (NCNG), the Company is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida and the transport, distribution and sale of natural gas in portions of North Carolina. The Company also engages in non-regulated business areas such as telecommunications, coal and synthetic fuel operations, energy management and related services, and merchant energy generation through other wholly-owned subsidiaries.

Progress Energy revenues for the year ended December 31, 2000, were $4.1 billion, and assets at year-end were $20.1 billion. Its principal executive offices are located at 411 Fayetteville Street, Raleigh, North Carolina 27601, telephone number (919) 546-6111. The Progress Energy home page on the Internet's World Wide Web is located at http://www.progress-energy.com, the contents of which are not a part of this document. Progress Energy was incorporated on August 19, 1999.

Progress Energy defines its principal business segments in four major categories: two electric utilities (CP&L and Florida Power), a natural gas utility and other. The electric utility segments encompass all regulated utility operations of CP&L and Florida Power. The natural gas utility segment includes NCNG's regulated natural gas operations. The other segment includes non-regulated energy businesses including merchant energy generation and coal and synthetic fuel operations. The other category also provides various products and services for energy and facility management and telecommunications and includes certain holding company results. For information regarding the revenues, income and assets attributable to the Company's business segments, see
Note 3 to the Progress Energy consolidated financial statements.

SIGNIFICANT TRANSACTIONS
------------------------

Florida Progress Acquisition

On November 30, 2000, the Company completed its acquisition of FPC for an aggregate purchase price of approximately $5.4 billion. The Company paid cash consideration of approximately $3.5 billion and issued 46.5 million common shares valued at approximately $1.9 billion. In addition, the Company issued
98.6 million contingent value obligations (CVO) valued at approximately $49.3 million. See Note 2A to the Progress Energy consolidated financial statements for additional discussion of the FPC acquisition.

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations for FPC have been included in the Company's consolidated financial statements since the date of acquisition. Preliminary goodwill of approximately $3.4 billion has been recorded and is being amortized on a straight-line basis over a period of primarily 40 years.

FPC is a diversified electric utility holding company. Florida Power, FPC's largest subsidiary, is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity. FPC also has diversified non-utility operations owned through Progress Capital Holdings, Inc. (Progress Capital) which includes Electric Fuels Corporation (EFC), an energy and transportation company. The primary segments of EFC are Energy and Related Services, Rail Services, and Inland Marine Transportation.

Progress Energy has announced its intention to sell two of the non-utility business segments acquired in the transaction, Rail Services and Inland Marine Transportation. Therefore, the results of operations of these segments are not included in the Company's consolidated earnings and the related assets and liabilities are presented as net assets held for sale on the Company's consolidated balance sheets.

As a result of the acquisition, Progress Energy is now a registered holding company subject to regulation by the Securities and Exchange Commission (SEC) under PUHCA. Pursuant to the SEC's order dated November 27, 2000, the Company has committed to divest of certain immaterial non-utility businesses. The Company has also agreed to file a response or responses with the SEC by November 30, 2001 that will either provide a legal basis for retaining certain other non-utility businesses or a commitment to divest of those businesses. On March 22, 2001, the Company filed a post effective amendment requesting an SEC order to divest of certain holdings of EFC.

The acquisition of FPC positions Progress Energy as a regional energy company focusing on the high-growth Southeast region of the United States. Progress Energy currently serves approximately 2.8 million customers in portions of North Carolina, South Carolina and Florida. The darkly shaded area of the following map shows Progress Energy's utility service territory at December 31, 2000.

                                [GRAPHIC OMITTED]


Progress Energy currently has more than 19,000 megawatts of generation capacity with a competitively balanced generation fuel mix. Additionally, CP&L's greater proportion of commercial and industrial customers combined with Florida Power's greater proportion of residential customers creates a more balanced customer mix. The following charts show Progress Energy's generation portfolio and revenue mix at December 31, 2000:

          Generation Portfolio                    Revenue Mix

          [GRAPHIC OMITTED]                       [GRAPHIC OMITTED]


          Coal      40%                           Residential  42%
          Gas/Oil   38%                           Commercial   23%
          Nuclear   21%                           Industrial   14%
          Hydro      1%                           Other        21%

BellSouth Carolinas PCS Partnership Interest Sale

On September 11, 2000, Caronet, Inc., a wholly-owned subsidiary of CP&L, entered into an Agreement to Settle and Merger Plan (the Agreement) by and among DukeNet Communications, Inc.; BellSouth Personal Communications, Inc., (BellSouth PCI); BellSouth Corporation, (BellSouth), and BellSouth Carolinas PCS, L.P., (BellSouth Carolinas PCS) and CP&L. The transaction closed on September 28, 2000. Pursuant to the terms of the Agreement, BellSouth PCI acquired the interests of the limited partners in BellSouth Carolinas PCS in conjunction with a merger of BellSouth Carolinas PCS into BellSouth PCI (the Merger). As consideration for the Merger, BellSouth PCI paid the limited partners $20 million for each one percent interest in BellSouth Carolinas PCS. Upon consummation of the Merger, CP&L received $200 million for Caronet, Inc.'s 10% limited partnership interest in BellSouth Carolinas PCS. This sale resulted in an after-tax gain of $121.1 million.

NCNG Acquisition

On July 15, 1999, the Company completed the acquisition of NCNG, now operating as a wholly-owned subsidiary. Each outstanding share of NCNG common stock was converted into the right to receive 0.8054 shares of Company common stock, resulting in the issuance of approximately 8.3 million shares. The acquisition was accounted for as a purchase and, accordingly, the operating results of NCNG have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired, approximately $240 million, was recorded as goodwill of the acquired business and is being amortized primarily over a period of 40 years.

COMPETITION
-----------

GENERAL
-------

In recent years, the electric utility industry has experienced a substantial increase in competition at the wholesale level, caused by changes in federal law and regulatory policy. Several states have also decided to restructure aspects of retail electric service. The issue of retail restructuring and competition is being reviewed by a number of states and bills have been introduced in past sessions of Congress that sought to introduce such restructuring in all states.

Allowing increased competition in the generation and sale of electric power will require resolution of many complex issues. One of the major issues to be resolved is who would pay for stranded costs. Stranded costs are those costs and investments made by utilities in order to meet their statutory obligation to provide electric service, but which could not be recovered through the market price of electricity following industry restructuring. The amount of such stranded costs that the Company might experience would depend on the timing of, and the extent to which, direct competition is introduced, and the then-existing market price of energy. If both electric utilities and the gas utility were no longer subject to cost-based regulation and it was not possible to recover stranded costs, the financial position and results of operations of the Company could be adversely affected.

Several electric industry restructuring bills introduced during the 106th Congress died upon adjournment in the year 2000. So far during the 107th Congress, attention has turned more toward a comprehensive energy policy as opposed to restructuring of the electric industry. However, restructuring could eventually become part of any legislation and/or specific electric industry restructuring legislation could be introduced and considered by Congress. The Company cannot predict the outcome of this matter.

As a result of the Public Utilities Regulatory Policies Act of 1978 (PURPA) and the Energy Policy Act of 1992 (EPA of 1992), competition in the wholesale electricity market has greatly increased, especially from non-utility generators of electricity. In 1996, the Federal Energy Regulatory Commission (FERC) issued new rules on transmission service to facilitate competition in the wholesale market on a nationwide basis. The rules give greater flexibility and more choices to wholesale power customers.

On December 20, 1999, FERC issued Order No. 2000 on Regional Transmission Organizations (RTO), which sets forth four minimum characteristics and eight functions for transmission entities, including independent system operators and transmission companies, that are required to become FERC-approved RTOs. The rule states that public utilities that own, operate or control interstate transmission facilities had to have filed, by October 15, 2000, either a proposal to participate in an RTO or an alternative filing describing efforts and plans to participate in an RTO. The order provides guidance and specifies minimum characteristics and functions required of an RTO and also states that all RTOs should be operational by December 15, 2001. See PART I, ITEM 1, "Competition" of CP&L Electric and Florida Power Electric for a discussion of the GridSouth RTO and GridFlorida RTO, respectively.

To date, many states have adopted legislation that would give retail customers the right to choose their electricity provider (retail choice) and essentially every other state has, in some form, considered the issue.

The developments described above have created changing markets for energy. As a strategy for competing in these changing markets, the Company is becoming a total energy provider in the region by providing a full array of energy-related services to its current customers and expanding its market reach. The Company took a major step towards implementing this strategy through its acquisition of FPC.

See PART I, ITEM 1, "Competition" discussion under Electric-CP&L,
Electric-Florida Power and Natural Gas for further discussion of competitive developments within these segments.

ENVIRONMENTAL
-------------

GENERAL

In the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes and other environmental matters, the Company is subject to regulation by various federal, state and local authorities. The Company considers itself to be in substantial compliance with those environmental regulations currently applicable to its business and operations and believes it has all necessary permits to conduct such operations. Environmental laws and regulations constantly evolve and the ultimate costs of compliance cannot always be accurately estimated. The capital costs associated with compliance with pollution control laws and regulations at the Company's existing fossil facilities that the Company expects to incur from 2001 through 2003 are included in the estimates under the "Investing Activities" discussion under PART II, ITEM 7, "Liquidity and Capital Resources."

CLEAN AIR LEGISLATION
---------------------

The 1990 amendments to the Clean Air Act require substantial reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fueled electric generating plants. The Clean Air Act required the Company to meet more stringent provisions effective January 1, 2000. The Company meets the sulfur dioxide emissions requirements by maintaining sufficient sulfur dioxide emission allowances. Installation of additional equipment was necessary to reduce nitrogen oxide emissions. Increased operation and maintenance costs, including emission allowance expense, installation of additional equipment and increased fuel costs are not expected to be material to the consolidated financial position or results of operations of the Company.

The U.S. Environmental Protection Agency (EPA) has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Both CP&L and Florida Power have recently been asked to provide information to the EPA as part of this initiative and have cooperated in providing the requested information. The EPA has initiated enforcement actions against other utilities as part of this initiative, some of which have resulted in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments. The Company cannot predict the outcome of this matter.

In 1998, the EPA published a final rule addressing the issue of regional transport of ozone. This rule is commonly known as the NOx SIP Call. The EPA's rule requires 23 jurisdictions, including North and South Carolina, but not Florida, to further reduce nitrogen oxide emissions in order to attain a pre-set state NOx emission level by May 31, 2004. CP&L is evaluating necessary measures to comply with the rule and estimates its related capital expenditures could be approximately $370 million, which has not been adjusted for inflation. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to the Company's results of operations. Further controls are anticipated as electricity demand increases. The Company cannot predict the outcome of this matter.

The EPA published a final rule approving petitions under section 126 of the Clean Air Act, which requires certain sources to make reductions in nitrogen oxide emissions by 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina fossil-fueled electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. CP&L, other utilities, trade organizations and other states are participating in litigation challenging the EPA's action. The Company cannot predict the outcome of this matter.

SUPERFUND
---------

The provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), authorize the EPA to require the clean up of hazardous waste sites. This statute imposes retroactive joint and several liability. Some states, including North and South Carolina, have similar types of legislation. There are presently several sites with respect to which the Company has been notified by the EPA, the State of North Carolina or the State of Florida of its potential liability, as described below in greater detail.

Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under various federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several manufactured gas plant (MGP) sites to which both electric utilities and the gas utility have some connection. In this regard, both electric utilities and the gas utility, with other potentially responsible parties, are participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the EPA, the Florida Department of Environment and Protection (DEP) and the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). Although the Company may incur costs at these sites about which it has been notified, based upon current status of these sites, the Company does not expect those costs to be material to its consolidated financial position or results of operations.

Both electric utilities, the gas utility and EFC are periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although the Company's subsidiaries may incur costs at the sites about which they have been notified, based upon the current status of these sites, the Company does not expect those costs to be material to the consolidated financial position or results of operations of the Company.

OTHER ENVIRONMENTAL MATTERS
---------------------------

Both electric utilities and the gas utility have filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the consolidated financial position or results of operations.


EMPLOYEES
---------

As of February 28, 2001, Progress Energy and its subsidiaries employed approximately 16,000 full-time employees. Of this total, approximately 2,100 employees are represented by the International Brotherhood of Electrical Workers. The current union contract was ratified in December 1999 and expires in December 2002. The Company and some of its subsidiaries have a non-contributory defined benefit retirement (pension) plan for substantially all full-time employees and an employee stock purchase plan among other employee benefits. The Company and some of its subsidiaries also provide contributory postretirement benefits, including certain health care and life insurance benefits, for substantially all retired employees.

As of February 28, 2001, CP&L employed approximately 5,300 full-time employees.

ELECTRIC - CP&L
---------------

GENERAL
-------

CP&L is a public service corporation formed under the laws of North Carolina in 1926, and is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North and South Carolina. CP&L has a total summer generating capacity (including jointly-owned capacity) of 10,961 megawatts (MW).

CP&L generates, transmits, distributes and sells electricity in 57 of the 100 counties in North Carolina, and 14 counties in northeastern South Carolina. The territory served is an area of 33,667 square miles, including a substantial portion of the coastal plain of North Carolina extending to the Atlantic coast between the Pamlico River and the South Carolina border, the lower Piedmont section of North Carolina, an area in northeastern South Carolina and an area in western North Carolina in and around the city of Asheville. The estimated total population of the territory served is approximately 4.2 million. At December 31, 2000, CP&L was providing electric services, retail and wholesale, to approximately 1.2 million customers. CP&L is subject to the rules and regulations of FERC, the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (SCPSC).

BILLED ELECTRIC REVENUES
------------------------

CP&L's electric revenues billed by customer class, for the last three years, is shown as a percentage of total electric revenues in the table below:

                            BILLED ELECTRIC REVENUES

        Revenue Class             2000           1999           1998
        -------------             ----           ----           ----
        Residential                33%            34%            33%
        Commercial                 22%            22%            22%
        Industrial                 23%            24%            26%
        Wholesale                  18%            18%            17%
        Other retail                4%             2%             2%


Major industries in CP&L's service area include textiles, chemicals, metals, paper, food, rubber and plastics, wood products, and electronic machinery and equipment.

FUEL AND PURCHASED POWER
------------------------

Sources of Generation

CP&L's total system generation (including Power Agency's share) by primary energy source, along with purchased power, for the last three years is set forth below:

                             ENERGY MIX PERCENTAGES

                                            2000        1999        1998
                                            ----        ----        ----
         Coal                                49%         48%         47%
         Nuclear                             42%         42%         42%
         Hydro                                1%          1%          1%
         Oil/Gas                              1%          1%          1%
         Purchased Power                      7%          8%          9%

CP&L is generally permitted to pass the cost of recoverable fuel and purchased power to its customers through fuel adjustment clauses. The future prices for and availability of various fuels discussed in this report cannot be predicted with complete certainty. However, CP&L believes that its fuel supply contracts, as described below, will be adequate to meet its fuel supply needs.

CP&L's average fuel costs per million British thermal units (Btu) for the last three years were as follows:

                                AVERAGE FUEL COST
                                (per million Btu)

                                            2000        1999        1998
                                            ----        ----        ----
         Coal                              $ 1.70      $ 1.70      $ 1.67
         Nuclear                             0.45        0.46        0.46
         Hydro                                 -           -           -
         Oil (a)                             5.51        3.70        3.58
         Gas (a)                             5.41        3.37        3.02
         Weighted Average                    1.21        1.16        1.14

   (a) The unit price for oil and gas increased significantly from 1999 to 2000 due to market conditions. Since these costs are recovered through recovery clauses established by regulators, the increase does not affect net income.

Coal

CP&L has intermediate and long-term agreements from which it expects to receive approximately 80% of its coal burn requirements in 2001. These agreements have expiration dates ranging from 2001 to 2006. All of the coal that CP&L is currently purchasing under intermediate and long-term agreements is considered to be low sulfur coal by industry standards. Recent amendments to the Clean Air Act may result in increases in the price of low sulfur coal.

Nuclear

Nuclear fuel is processed through four distinct stages. Stages I and II involve the mining and milling of the natural uranium ore to produce a concentrate and the conversion of this uranium concentrate into uranium hexafluoride. Stages III and IV entail the enrichment of the uranium hexafluoride and the fabrication of the enriched uranium hexafluoride into usable fuel assemblies.

CP&L expects to meet its future nuclear fuel requirements from inventory on hand and amounts received under contract. Although CP&L cannot predict the future availability of uranium and nuclear fuel services, CP&L does not currently expect to have difficulty obtaining uranium oxide concentrate and the services necessary for its conversion, enrichment and fabrication into nuclear fuel. For a discussion of the CP&L's plans with respect to spent fuel storage, see PART I,
ITEM 1, "Nuclear Matters" for CP&L Electric.

Hydro

Hydroelectric power is electric energy generated by the force of falling water. CP&L has four hydroelectric generating plants licensed by FERC: Walters, Tillery, Blewett and Marshall. The total installed capacity for these units is 218 MW.

Oil & Gas

CP&L uses No. 2 oil primarily for its combustion turbine units, which are used for emergency backup and peaking purposes, and for boiler start-up and flame stabilization. CP&L has a No. 2 oil supply contract for its normal requirements. In the event base-load capacity is unavailable during periods of high demand, CP&L may increase the use of its combustion turbine units, thereby increasing No. 2 oil consumption. CP&L intends to meet any additional requirements for No. 2 oil through additional contract purchases or purchases in the spot market. To reduce CP&L's vulnerability to the lack of No. 2 oil availability, ten dual fuel combustion turbine units with a total generating capacity of 982 MW can also burn natural gas. Gas is the primary fuel used at the dual fuel units during the summer peak season. There can be no assurance that adequate supplies of No. 2 oil will be available to meet CP&L's requirements. The availability and cost of fuel oil could be affected by energy legislation enacted by Congress and disruption of oil or gas supplies.

Purchased Power

CP&L purchased 4,467,802 MWh in 2000, 4,730,657 MWh in 1999 and 5,336,867 MWh in
1998 or approximately

7%, 8% and 9%, respectively, of its system energy requirements (including Power Agency) and had available 1,306 MW in 2000, 1,489 MW in 1999 and 1,438 MW in 1998 of firm purchased capacity under contract at the time of peak load. CP&L may acquire purchased power capacity in the future to accommodate a portion of its system load needs.

COMPETITION
-----------

Electric Industry Restructuring

CP&L continues to monitor progress toward a more competitive environment and has actively participated in regulatory reform deliberations in North Carolina and South Carolina. Movement toward deregulation in these states has been affected by recent developments related to deregulation of the electric industry in California and other states.

     o North Carolina. On January 23, 2001, the Commission on the Future of Electric Service in North Carolina announced that it would not recommend any new laws on electricity deregulation to the 2001 session of the North Carolina General Assembly, citing the commission's determination that more research is needed. The commission's initial report to the General Assembly, issued on May 16, 2000, had contained several proposals, including a recommendation that electric retail competition should begin in North Carolina by 2006. In its January 23, 2001 meeting, the commission requested that the NCUC review the requirements for certification of new generating capacity in North Carolina and consider changes to streamline the process. Subsequently, the NCUC initiated action requesting comments from interested parties. The Company cannot predict the outcome of this matter.

     o South Carolina. CP&L expects the South Carolina General Assembly will continue to monitor the experiences of states that have implemented electric restructuring legislation.

Regional Transmission Organizations

In October 2000, CP&L, along with Duke Energy Corporation and South Carolina Electric & Gas Company, filed with FERC an application for approval of a for-profit transmission company, currently named GridSouth. The three companies are continuing to make progress in developing GridSouth and are planning to make a supplemental filing to the original GridSouth RTO application in mid 2001 that will include generator interconnection procedures and more detail on congestion management. On March 14, 2001, FERC conditionally approved GridSouth, provided it make certain modifications to the board selection process, passive owners' veto powers and take steps to expand its geographic area. FERC directed GridSouth to file a status report by May 13, 2001 on efforts to expand the scope of the proposed RTO. FERC also directed GridSouth to file its rates sixty days prior to operation, and submit a plan that sets forth specific milestones for transmission planning and expansion.

Franchises

CP&L holds franchises to the extent necessary to operate its regulated electric operations in the municipalities and other areas it serves.

Wholesale Competition

Since passage of the EPA of 1992, competition in the wholesale electric utility industry has significantly increased due to a greater participation by traditional electricity suppliers, wholesale power marketers and brokers, and due to the trading of energy futures contracts on various commodities exchanges. This increased competition could affect CP&L's load forecasts, plans for power supply and wholesale energy sales and related revenues. The impact could vary depending on the extent to which additional generation is built to compete in the wholesale market, new opportunities are created for CP&L to expand its wholesale load, or current wholesale customers elect to purchase from other suppliers after existing contracts expire.

To assist in the development of wholesale competition, FERC, in 1996, issued standards for wholesale wheeling of electric power through its rules on open access transmission and stranded costs and on information systems and standards of conduct (Orders 888 and 889). The rules require all transmitting utilities to have on file an open access transmission tariff, which contains provisions for the recovery of stranded costs and numerous other provisions that could affect the sale of electric energy at the wholesale level. CP&L filed its open access transmission tariff with

FERC in mid-1996. Shortly thereafter, Power Agency and other entities filed protests challenging numerous aspects of CP&L's tariff and requesting that an evidentiary proceeding be held. FERC set the matter for hearing and set a discovery and procedural schedule. In July 1997, CP&L filed an offer of settlement in this matter. The administrative law judge certified the offer to the full FERC in September 1997. In February 2000, FERC issued a basket order for several utilities including CP&L to file a compliance filing stating whether there were any remaining undisputed issues surrounding CP&L's open access transmission tariff. On May 1, 2000, CP&L made the compliance filing setting forth the remaining undisputed issues and a plan for settling those issues. CP&L made additional compliance filings on June 8, 2000 and July 12, 2000 to report the status of negotiations with the remaining intervenors. On August 25, 2000, CP&L filed modifications to its open access transmission tariff as a result of settlement negotiations with the remaining intervenors. CP&L cannot predict the outcome of this matter.

REGULATORY MATTERS
------------------

General

CP&L is subject to regulation in North Carolina by the NCUC and in South Carolina by the SCPSC with respect to, among other things, rates and service for electric energy sold at retail, retail service territory and issuances of securities. In addition, CP&L is subject to regulation by FERC with respect to transmission and sales of wholesale power, accounting and certain other matters. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service including a reasonable rate of return on its equity. Increased competition, as a result of industry restructuring, may affect the ratemaking process.

Electric Retail Rates

The NCUC and the SCPSC authorize retail "base rates" that are designed to provide a utility with the opportunity to earn a specific rate of return on its "rate base", or investment in utility plant. These rates are intended to cover all reasonable and prudent expenses of utility operations and to provide investors with a fair rate of return. In its most recent rate cases in 1988, the NCUC and the SCPSC each authorized a return on equity of 12.75% for CP&L.

See Progress Energy's PART II, ITEM 7, "Retail Rate Matters" for additional discussion of CP&L's retail rate developments during 2000.

Wholesale Rate Matters

CP&L is subject to regulation by FERC with respect to rates for transmission and sale of electric energy at wholesale, the interconnection of facilities in interstate commerce (other than interconnections for use in the event of certain emergency situations), the licensing and operation of hydroelectric projects and, to the extent FERC determines, accounting policies and practices. CP&L and its wholesale customers last agreed to a general increase in wholesale rates in 1988; however, wholesale rates have been adjusted since that time through contractual negotiations.

Other Rate Matters

The NCUC and SCPSC approved proposals to accelerate cost recovery of CP&L's nuclear generating assets beginning January 1, 2000, and continuing through 2004. The accelerated cost recovery began immediately after the 1999 expiration of the accelerated amortization of certain regulatory assets. Pursuant to the orders, CP&L's accelerated depreciation expense for nuclear generating assets was set at a minimum of $106 million with a maximum of $150 million per year. In late 2000, CP&L received approval from the NCUC and the SCPSC to further accelerate the cost recovery of its nuclear generation facilities in 2000 by $125 million. This additional depreciation will allow CP&L to reduce the minimum annual accelerated depreciation in 2001 through 2004 to $75 million. The resulting total accelerated depreciation in 2000 was $275 million. Recovering the costs of its nuclear generating assets on an accelerated basis will better position CP&L for the uncertainties associated with potential restructuring of the electric utility industry.

Fuel Cost Recovery

See Progress Energy's PART II, ITEM 7, "Current Regulatory Environment - Energy Costs Provisions" for information on energy costs that CP&L is able to recover in North Carolina and South Carolina.

NUCLEAR MATTERS
---------------

General

CP&L owns and operates four nuclear units, which are regulated by the U.S. Nuclear Regulatory Commission (NRC) under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974. In the event of noncompliance, the NRC has the authority to impose fines, set license conditions, or shut down a nuclear unit, or some combination of these, depending upon its assessment of the severity of the situation, until compliance is achieved. NRC operating licenses currently expire in December 2014 and September 2016 for Brunswick units 2 and 1, respectively, in July 2010 for Robinson Unit No. 2 and in October 2026 for Harris Plant. Plans are in place to request the extension of the Robinson and Brunswick operating licenses in 2002 and 2004, respectively. A condition of the operating license for each unit requires an approved plan for decontamination and decommissioning. The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications.

The nuclear power industry faces uncertainties with respect to the cost and long-term availability of sites for disposal of spent nuclear fuel and other radioactive waste, compliance with changing regulatory requirements, nuclear plant operations, increased capital outlays for modifications, the technological and financial aspects of decommissioning plants at the end of their licensed lives and requirements relating to nuclear insurance.

Spent Fuel and Other High-Level Radioactive Waste

The Nuclear Waste Policy Act of 1982 (Nuclear Waste Act) provides the framework for development by the federal government of interim storage and permanent disposal facilities for high-level radioactive waste materials. The Nuclear Waste Act promotes increased usage of interim storage of spent nuclear fuel at existing nuclear plants. CP&L will continue to maximize the use of spent fuel storage capability within its own facilities for as long as feasible. With certain modifications and additional approval by the NRC, CP&L's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on CP&L's system through the expiration of the current operating licenses for all of CP&L's nuclear generating units. Subsequent to the expiration of these licenses, dry storage may be necessary.

On December 21, 2000, CP&L received permission from the NRC to increase its storage capacity for spent fuel rods in Wake County, North Carolina. The NRC's decision came two years after CP&L asked for permission to open two unused storage pools at the Shearon Harris Nuclear Plant (Harris plant). The approval means CP&L can complete cooling systems and install storage racks in its third and fourth storage pools at the Harris plant. Counsel for the Board of Commissioners of Orange County, North Carolina, filed a petition for review of the staff's decision by the NRC, which was rejected, and then filed an appeal of the decision with the District of Columbia Circuit Court of Appeals. On March 1, 2001, the Atomic Safety and Licensing Board (ASLB) issued its order dismissing Orange County's contention that an environmental impact statement was required for the additional storage plan at the Harris plant, and ruling in CP&L's favor to permit CP&L to proceed with the pool storage plan. On March 16, 2001, the Orange County Commissioners petitioned the NRC for review of the ASLB order and filed a request for a stay of that order. CP&L and the NRC staff will respond to the petition and the request for stay. CP&L cannot predict the outcome of this matter.

See PART II, ITEM 8, footnote 15.C.2 to the Carolina Power & Light Company consolidated financial statements for a discussion of CP&L's contract with the U.S. Department of Energy (DOE) for spent nuclear waste.

Low-Level Radioactive Waste

Disposal costs for low-level radioactive waste that result from normal operation of nuclear units have increased significantly in recent years and are expected to continue to rise. Pursuant to the Low-Level Radioactive Waste Policy Act of 1980, as amended in 1985, each state is responsible for disposal of low-level waste generated in that state. States that do not have existing sites may join in regional compacts. The States of North and South Carolina were participants in the Southeast Regional Compact and disposed of waste at a disposal site in South Carolina along with other members of the compact. Effective July 1, 1995, South Carolina withdrew from the Southeast regional compact and excluded North Carolina waste generators from the existing disposal site in South Carolina. Effective July 1, 2000, South Carolina joined with the states of Connecticut and New Jersey to form the Atlantic Compact. With this action the South Carolina law prohibiting North Carolina's access to Barnwell was repealed. The new compact allows importation of out of region waste on a limited basis over the next 8 years. This includes access for the Company's North Carolina nuclear plants, which had not had access to Barnwell since June 1995. CP&L's nuclear plant in South Carolina has access to the existing disposal site in South Carolina. In addition, the Envirocare disposal facility in Utah, which has been accepting lower activity low-level waste, has requested a license amendment to receive and dispose of low-level Class B and C waste.

Although CP&L does not control the future availability of low-level waste disposal facilities, the cost of waste disposal or the development process, it supports the development of new facilities and is committed to a timely and cost-effective solution to low-level waste disposal. Although CP&L cannot predict the outcome of this matter, it does not expect the cost of providing additional on-site storage capacity for low-level radioactive waste to be material to its consolidated financial position or results of operations.

Decommissioning

In CP&L's retail jurisdictions, provisions for nuclear decommissioning costs are approved by the NCUC and the SCPSC and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdiction, the provisions for nuclear decommissioning costs are approved by FERC. See PART II, ITEM 8, footnote 1G to the Carolina Power & Light Company consolidated financial statements for a discussion of CP&L's nuclear decommissioning costs.

Enrichment Facilities Decontamination

CP&L and a number of other utilities are involved in litigation against the United States challenging certain retroactive assessments imposed by the federal government on domestic nuclear power companies to fund the decommissioning and decontamination of the government's uranium enrichment facilities. Actions are pending in the Court of Federal Claims and in the Federal District Court for the Southern District of New York.

On March 21, 1997, CP&L filed suit against the U.S. Government in the U.S. Court of Claims alleging breach of contract and illegal taking of property without just compensation. In the alternative, CP&L alleges that the assessments are illegally exacted in violation of the Due Process Clause. CP&L also alleges that the assessments result in an unconstitutional taking of its contractual benefits.

The suit arises out of several contracts under which the government provided uranium enrichment services at fixed prices. After CP&L paid for enrichment services provided under the contracts, the government, through federal legislation enacted in 1992, imposed a retroactive price increase in order to fund the decontamination and decommissioning of the government's gaseous diffusion uranium enrichment facilities. The government is collecting this increase through an annual "special assessment" levied upon all domestic utilities that had enrichment services contracts with the government. Collection of the special assessments began in 1992 and is scheduled to continue for a fifteen-year period.

To date, CP&L has paid over $51 million in special assessments, and if continued throughout the anticipated fifteen-year life, the special assessments would increase the cost of CP&L's contracts by more than $97 million. CP&L seeks an order declaring that all such special assessments are unlawful, an injunction prohibiting the government from collecting future special assessments, and a refund of the special assessments.

On February 9, 1999, the government moved to dismiss CP&L's complaint. Subsequently, CP&L requested an order to stay the Claims Court action, pending resolution of the District Court case (discussed below). Following oral argument, and without benefit of any discovery, the Claims Court denied CP&L's motion to stay, converted the government's motion to a motion for summary judgment, and ordered the parties to submit additional briefing regarding the motion for summary judgment. Following oral argument, on October 17, 2000, the Claims Court issued a decision granting the government's motion for summary judgment on all counts. The Claims Court decision was appealed to the Court of Appeals for the Federal Circuit on December 26, 2000. CP&L cannot predict the outcome of this matter.

In June 1998, a number of other utilities filed an action for declaratory judgement against the United States government in the Southern District Court of New York, challenging the constitutionality of the $2.25 billion retroactive assessment imposed by the federal government on domestic nuclear power companies to fund the decommissioning and decontamination of the government's uranium enrichment facilities. The complaint was amended to add CP&L (among others) as a party to this litigation by order of the Court dated November 29, 1999. A total of 22 utilities are participating in this action.

In April 1999, the District Court ruled that it had subject matter jurisdiction, and denied the Government's motion to transfer the action to the Claims Court. The Government appealed the decision to the U.S. Court of Appeals for the Federal Circuit, which affirmed the District Court ruling. The Government filed for rehearing in January, 2001, and the utilities filed their response in February, 2001. CP&L cannot predict the outcome of this matter.

ELECTRIC - FLORIDA POWER
------------------------

GENERAL
-------

Florida Power was incorporated in Florida in 1899, and is an operating public utility engaged in the generation, purchase, transmission, distribution and sale of electricity. Florida Power has a total summer generating capacity (including jointly-owned capacity) of 8,012 MW. Florida Power has no other material segments of business.

Florida Power provided electric service during 2000 to an average of 1.4 million customers in west central Florida. Its service area covers approximately 20,000 square miles and includes the densely populated areas around Orlando, as well as the cities of St. Petersburg and Clearwater. Florida Power is interconnected with 20 municipal and 9 rural electric cooperative systems. Major wholesale power sales customers include Seminole Electric Cooperative, Inc. (Seminole) and Florida Municipal Power Agency.

BILLED ELECTRIC REVENUES
------------------------

Florida Power's electric revenues billed by customer class, for 2000 is shown as a percentage of total electric revenues in the table below:

                            BILLED ELECTRIC REVENUES

                  Revenue Class             2000 (a)
                  -------------             --------
                  Residential                  53%
                  Commercial                   24%
                  Industrial                    8%
                  Other retail                  5%
                  Wholesale                    10%

(a) These figures reflect Florida Power's billed electric for the year ended December 31, 2000, which is representative of the period Progress Energy owned Florida Power.

Important industries in the territory include phosphate and rock mining and processing, electronics design and manufacturing, and citrus and other food processing. Other important commercial activities are tourism, health care, construction and agriculture.

FUEL AND PURCHASED POWER
------------------------

General

Florida Power's consumption of various types of fuel depends on several factors, the most important of which are the demand for electricity by Florida Power's customers, the availability of various generating units, the availability and cost of fuel, and the requirements of federal and state regulatory agencies. Florida Power's energy mix for 2000 is presented in the following table:

                             ENERGY MIX PERCENTAGES

                      Fuel Type                  2000 (a)
                      ---------                  --------
                      Coal (b)                     34%
                      Oil                          15%
                      Nuclear                      15%
                      Gas                          14%
                      Purchased Power              22%

(a) These figures reflect Florida Power's energy mix percentages for the year ended December 31, 2000, which is representative of the period Progress Energy owned Florida Power.
(b)  Includes synthetic fuel and pet coke.

Florida Power is generally permitted to pass the cost of recoverable fuel and purchased power to its customers through fuel adjustment clauses. The future prices for and availability of various fuels discussed in this report cannot be predicted with complete certainty. However, Florida Power believes that its fuel supply contracts, as described below, will be adequate to meet its fuel supply needs.

Florida Power's average fuel costs per million Btu for 2000 were as follows:

                                AVERAGE FUEL COST
                                (per million Btu)

                                                  2000 (a)
                                                  --------
                           Coal (b)                $1.89
                           Oil                      4.15
                           Nuclear                   .47
                           Gas                      4.32
                           Weighted Average         2.46

(a) These figures reflect Florida Power's average fuel cost for the year ended December 31, 2000, which is representative of the period Progress Energy owned Florida Power.
(b)  Includes synthetic fuel and pet coke.

Coal

Florida Power anticipates a combined requirement of approximately 5.5 million to
6.0 million tons of coal and synthetic fuel in 2001. Most of the coal is expected to be supplied from the Appalachian coal fields of the United States. Approximately two-thirds of the fuel is expected to be delivered by rail and the remainder by barge. The fuel is supplied by EFC pursuant to contracts between Florida Power and EFC, which expire in 2002 and 2004.

For 2001, EFC has long-term contracts with various sources for approximately 38% of the fuel requirements of Florida Power's coal units. These long-term contracts have price adjustment provisions. EFC expects to acquire the remainder in the spot market and under short-term contracts. EFC does not anticipate any problems obtaining the remaining Florida Power requirements for 2001 through short-term contracts and purchases in the spot market.

Oil and Gas

Oil is purchased under contracts and in the spot market from several suppliers. The cost of Florida Power's oil is determined by world market conditions. Management believes that Florida Power has access to an adequate supply of oil for the reasonably foreseeable future. Florida Power's natural gas supply is purchased under firm contracts and in the spot market from numerous suppliers and is delivered under firm, released firm and interruptible transportation contracts. Florida Power believes that existing contracts for oil are sufficient to cover its requirements when natural gas transmission that is purchased on an interruptible basis is not available.

Nuclear

Nuclear fuel is processed through four distinct stages. Stages I and II involve the mining and milling of the natural uranium ore to produce a concentrate and the conversion of this uranium concentrate into uranium hexafluoride. Stages III and IV entail the enrichment of the uranium hexafluoride and the fabrication of the enriched uranium hexafluoride into usable fuel assemblies.

Florida Power expects to meet its future nuclear fuel requirements from inventory on hand and amounts received under contract. Although Florida Power cannot predict the future availability of uranium and nuclear fuel services, Florida Power does not currently expect to have difficulty obtaining uranium oxide concentrate and the services necessary for its conversion, enrichment and fabrication into nuclear fuel.

Purchased Power

Florida Power, along with other Florida utilities, buys and sells economy power through the Florida energy brokering system. Florida Power also purchases 1,300 MW of firm power under a variety of purchase power agreements. As of December 31, 2000, Florida Power had long-term contracts for the purchase of about 460 MW of purchased power with other investor-owned utilities, including a contract with The Southern Company for approximately 400 MW. Florida Power also purchased 831 megawatts of its total capacity from certain qualifying facilities (QFs). The capacity currently available from QFs represents about 10% of Florida Power's total installed system capacity.

COMPETITION
-----------

Electric Industry Restructuring

Florida Power continues to monitor progress toward a more competitive environment and has actively participated in regulatory reform deliberations in Florida. Movement toward deregulation in this state has been affected by recent developments related to deregulation of the electric industry in California.

On January 31, 2001, the Florida 2020 Study Commission voted to forward a "proposed outline for wholesale restructuring" to the Florida legislature for its consideration in the 2001 session. The legislative session began during the first week of March and concludes during the first week of May. The wholesale restructuring outline is intended to facilitate the evolution of a more robust wholesale marketplace in Florida. See Progress Energy's PART II, ITEM 7, "Other Matters" for a list of the key provisions proposed by the study commission.

Regional Transmission Organizations

In October 2000, Florida Power, along with Florida Power & Light Company and Tampa Electric Company, filed with FERC an application for approval of an RTO for peninsular Florida, currently named GridFlorida. On January 10, 2001, FERC rendered a positive order on certain aspects of the GridFlorida RTO application, specifically governance and certain financial obligations. The three companies are continuing to make progress towards the development of GridFlorida.

Merchant Plants

In August 1998, Duke Energy filed a petition to build Florida's first merchant power plant, a 514-megawatt facility to be located in Volusia County, Florida. The plant would provide 30 megawatts of energy to the Utilities Commission of the City of New Smyrna Beach and the remaining capacity would be available for wholesale sales.

In a move Florida Power believes is contrary to existing state law, the Florida Public Service Commission (FPSC) granted Duke Energy's petition. Florida Power and other Florida utilities filed an appeal of the FPSC's decision with the Florida Supreme Court. In April 2000, the Florida Supreme Court ruled in favor of Florida Power and other utilities and reversed the FPSC's order. In December 2000, Duke Energy filed a petition for certiorari with the U.S. Supreme Court. On March 5, 2001, the U.S. Supreme Court denied Duke Energy's petition for certiorari.

Franchise Agreements

By virtue of state and municipal legislation, Florida Power holds franchises with varying expiration dates in most of the municipalities in which it distributes electric energy. However, Florida Power does serve within a number of municipalities and in all its unincorporated areas without existing franchise ordinances. Approximately 37% of Florida Power's total utility revenues for 2000 were from the incorporated areas of the 109 municipalities that have enacted franchise ordinances. The general effect of these franchises is to provide for the manner in which Florida Power occupies rights-of-way in incorporated areas of municipalities for the purpose of constructing, operating and maintaining an energy transmission and distribution system. All but three of the existing franchises cover a 30-year period from the date enacted. The exceptions are two franchises each with a term of 10 years from the date enacted, which expire in 2001 and 2005, and a franchise with a term of 20 years expiring in 2020. Of the 109 franchises, 17 expire during 2001, 12 expire during 2002, 20 expire between January 1, 2003 and December 31, 2012 and 60 expire between January 1, 2013 and December 31, 2030. Ongoing negotiations are taking place with the municipalities to reach agreement on franchise terms and to enact new franchise ordinances. In addition to the regulation of rights-of-way, quality of service and flexible terms that anticipate retail competition are among the factors considered by municipalities negotiating new franchise ordinances.

Stranded Costs

For Florida Power, the single largest stranded cost exposure is its commitments to QFs. Since 1996, Florida Power has been seeking ways to address the impact of escalating payments from contracts it was obligated to sign under provisions of PURPA. These efforts have resulted in Florida Power successfully mitigating, through buy-outs and buy-downs of these contracts, more than 25 percent of its purchased power commitments to QFs.

REGULATORY MATTERS
------------------

General

Florida Power is subject to the jurisdiction of the FPSC with respect to, among other things, retail rates and issuance of securities. In addition, Florida Power is subject to regulation by FERC with respect to transmission and sales of wholesale power, accounting and certain other matters. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect revenues equal to its cost of providing service plus a reasonable rate of return on its equity. Increased competition, as a result of industry restructuring, may affect the ratemaking process.

Electric Retail Rates

The FPSC authorizes retail "base rates" that are designed to provide a utility with the opportunity to earn a specific rate of return on its "rate base", or average investment in utility plant. These rates are intended to cover all reasonable and prudent expenses of utility operations and to provide investors with a fair rate of return. The FPSC has authorized a return on equity range for Florida Power of 11-13% and its retail base rates are based on the mid-point of that range - 12%.

Fuel Cost Recovery

See Progress Energy's PART II, ITEM 7, "Energy Costs Provisions" for a discussion of costs that Florida Power is allowed to recover in Florida.

NUCLEAR MATTERS
---------------

Florida Power has one nuclear generating plant, Crystal River Unit No. 3 (CR3), which is subject to regulation by the NRC. The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impact. Florida Power has a license to operate the nuclear plant through December 3, 2016. Plans are in place to request the extension of the CR3 operating license in 2005. Florida Power currently has a 91.8% ownership interest in CR3.

Spent nuclear fuel is stored at CR3 pending disposal under a contract with the United States Department of Energy (DOE). At the present time, Florida Power has facilities on site for the temporary storage of spent nuclear fuel generated through the year 2011. Florida Power plans to expand the capacity of its facilities on site in 2001, after obtaining regulatory approval, to allow for the temporary storage of spent nuclear fuel generated through the end of the license in 2016.

Enrichment Facilities Decontamination

Florida Power and a number of other utilities are involved in litigation against the United States challenging certain retroactive assessments imposed by the federal government on domestic nuclear power companies to fund the decommissioning and decontamination of the government's uranium enrichment facilities.

On November 1, 1996, Florida Power filed suit against the U.S. Government in the U.S. Court of Claims alleging breach of contract and illegal taking of property without just compensation. The suit arises out of several contracts under which the government provided uranium enrichment services at fixed prices. After Florida Power paid for all services provided under the contracts, the government, through federal legislation enacted in 1992, imposed a retroactive price increase in order to fund the decontamination and decommissioning of the government's gaseous diffusion uranium enrichment facilities. The government is collecting this increase through an annual "special assessment" levied upon all utilities that had enrichment services contracts with the government. Collection of the special assessments began in 1992 and is scheduled to continue for a fifteen-year period.

To date, Florida Power has paid more than $13 million in special assessments, and if continued throughout the anticipated fifteen-year life, the special assessments would increase the cost of Florida Power's contracts by more than $23 million. Florida Power seeks an order declaring that all such special assessments are unlawful, and an injunction prohibiting the government from collecting future special assessments, and damages of approximately $9.5 million, plus interest.

In June 1998, Florida Power, Consolidated Edison Co. and 15 other utilities filed an action for declaratory judgement against the United States in the Southern District Court of New York, challenging the constitutionality of the $2.25 billion retroactive assessment imposed by the federal government on domestic nuclear power companies to fund the decommissioning and decontamination of the government's uranium enrichment facilities. In August 1998, the utilities filed an Amended Complaint adding several additional utilities as plaintiffs.

In February 1999, the court granted Florida Power's motion to stay the Claims Court action, pending resolution of the District Court case. In April 1999, the District Court ruled that it had subject matter jurisdiction, and denied the Government's motion to transfer the action to the Claims Court. The Government appealed the decision to the U.S. Court of Appeals for the Federal Circuit, which affirmed the District Court ruling. The Government filed for rehearing in January 2001.

NATURAL GAS
-----------

GENERAL
-------

NCNG transports, distributes and sells natural gas to over 105,600 residential customers, over 14,000 commercial and agricultural customers and 473 industrial and electric utility customers located in 110 towns and cities, primarily in eastern and south central North Carolina. NCNG also sells and transports natural gas to four municipal gas distribution systems which serve over 53,300 end users. NCNG serves principally the following cities and towns: Albermarle, Dunn, Fayetteville, Goldsboro, Greenville, Jacksonville, Indian Trail, Kinston, Lumberton, New Bern, Monroe, Roanoke Rapids, Rockingham, Rocky Mount, Smithfield/Selma, Southern Pines, Wilmington and Wilson. Natural Gas operations are subject to the rules and regulations of the NCUC.

SEASONALITY
-----------

The natural gas business is seasonal in nature. Cold weather affects customer demand in high priority markets and generally results in greater earnings during the winter months. In NCNG's October 1995 General Rate Order, residential and commercial rates were increased while industrial rates were decreased. This action further increased the seasonal variation in NCNG's revenues, margins and earnings because residential and commercial consumption increases in the winter months and industrial consumption increases in the summer months. However, NCNG's weather normalization adjustment, deliveries to high load factor industrial customers, together with summer season deliveries for agricultural crop drying and electricity generation, help to minimize quarterly variations in throughput volumes and earnings.

NCNG normally injects gas into storage during periods of warm weather and withdraws it during periods of cold weather. NCNG also utilizes storage and various other contracts to provide adequate daily supply to meet peak-day requirements.

NATURAL GAS SUPPLY
------------------

NCNG has long-term firm gas supply contracts with major producers and national natural gas marketers. During 2000, NCNG purchased 13,659,726 dekatherms (dt) of natural gas under our firm sales contracts with Transcontinental Gas Pipeline Corporation (Transco). NCNG also purchased 28,018,176 dt in the spot market or under long-term contracts with producers or natural gas marketers. Additionally, NCNG transported 15,347,951 dt of customer-owned gas in 2000. The outlook for natural gas supplies in our service area remains favorable, and many sources of gas are available on a firm basis.

NCNG's firm transportation contracts enable NCNG to acquire gas directly from producers or other natural gas marketers and have the gas transported on a firm basis at delivered costs that reflect the market price of natural gas in any month. NCNG's primary objectives are to secure adequate and reliable gas supplies on reasonable terms and conditions consistent with NCNG's obligation to provide service to NCNG's firm service customers at the lowest reasonable cost. Spot market purchases will continue to be utilized primarily in the off-peak months (generally

March through November) to supplement purchases under firm supply agreements. The Transco firm sales contract provides gas supplies of up to 55,935 dt/day, which NCNG uses to accommodate our supply needs resulting from day-to-day changes in the level of demand on NCNG's system.

NCNG obtains its winter supplies and some of the summer supplies on a firm basis in order to provide reliable supplies to residential, commercial and small industrial customers who have no alternative fuel sources readily available and whose consumption is not impacted materially by price. Reservation fees, which continued to decline in 2000, are paid to firm suppliers to insure the availability of natural gas supply at all times, particularly during the coldest days when gas is most needed by core market customers. NCNG augments its flowing supply with various storage services, including NCNG's liquefied natural gas
(LNG) storage plant and additional capacity under its contract with Pine Needle LNG Company, LLC (Pine Needle). The LNG storage plant provides 97,200 dt per day to NCNG's peak-day delivery capability. Pine Needle owns and operates a liquefied natural gas plant located in Guilford County, North Carolina near the interconnection of Transco's pipeline with Cardinal Pipeline.

Pricing under these contracts fluctuate with market prices and, during 2000, these prices have increased. See Progress Energy's PART II, ITEM 7, "Results of Operations", for a discussion of NCNG's increases in the market price of gas during 2000.

COMPETITION
-----------

General

The natural gas industry continues to evolve into a more competitive environment. NCNG has competed successfully with other forms of energy such as electricity, residual fuel, distillate fuel oil, propane and, to a lesser extent, coal. The principal competitive considerations have been price and accessibility. With the exception of four municipalities that operate municipal gas distribution systems within our service territory, we are the sole distributor of natural gas in our franchised service territory.

Currently, NCNG's residential and commercial customers receive services under a bundled rate which includes charges for both the cost of gas and its delivery to the customer. Unbundling of the services to commercial and residential customers could increase competition for commodity sales services, but not for the distribution of natural gas. Since NCNG does not earn any margin or income from the commodity sale of natural gas, separating the cost of gas from the cost of its delivery will not impact the operations. NCNG does not expect the NCUC to require further unbundling in the near future. NCNG has adopted a policy that requires that NCNG have a balanced gas supply portfolio that provides security of supply at the lowest reasonable cost, as determined by the NCUC in all of the prior annual prudency reviews.

During 2000, approximately 49% of total throughput on NCNG's system was sold to customers having alternative fuel usage capabilities under interruptible rates, which allows NCNG to request that these customers discontinue gas service during periods of heavy demand so that NCNG is able to maintain its obligation to serve its firm market demand (residential and commercial). However, the purchased gas adjustment rider, which was part of NCNG's tariffs approved by the NCUC, allows NCNG to negotiate rates lower than the filed tariff rates and to recover the lost margin from the other core market customers to encourage industrial customers to remain on the system when the price of their alternative fuel is lower than the gas tariff rate. The purchased gas adjustment rider also sets forth NCNG's filing requirements with the NCUC, enables it to negotiate rates with customers and establishes the procedures governing the monthly and annual review of gas costs and corresponding rate changes.

The price sensitive volume adjustment (PSVA) requires that all margins earned from the eight large, fuel-switchable customers subject to the adjustment be passed through to all other customers. Although NCNG has historically benefited from the favorable spread between the prices of both No. 2 fuel oil and propane, as compared to natural gas, and have remained competitive in most instances with No. 6 fuel oil, the market could be affected by volatility in the price of fuel oil as well as increases in the price of natural gas. See Progress Energy's
PART II, ITEM 7, "Results of Operations," for a discussion of increases in the market price of natural gas during 2000.

By purchasing from several reputable suppliers, NCNG obtains its gas supplies at the lowest reasonable cost, consistent with NCNG's public utility obligation to supply gas on demand to most of its high priority markets. NCNG also serves a substantial interruptible industrial market that does not require firm gas supplies. During the year, many of these interruptible customers purchase their gas supplies from suppliers other than NCNG, and NCNG transports the gas for them to their plants. In some instances NCNG sells available gas supply to such customers. When necessary, NCNG is allowed to negotiate the sales rate to meet alternative fuel prices and recovers the discount through a deferred gas account. Because the NCUC establishes transportation rates on a full-margin basis, NCNG earns approximately the same amount of margin on the transportation of gas as the margin on the sale of gas.

Franchises

NCNG holds a certificate of public convenience and necessity granted by the NCUC to provide service to NCNG's current service area. Under North Carolina law, no company may construct or operate properties for the sale or distribution of natural gas without such a certificate, except that no certificate is required for construction in the ordinary course of business or for construction into territory contiguous to that already occupied by a company and not receiving similar service from another utility.

NCNG has nonexclusive franchises from 67 municipalities in which NCNG distributes natural gas. The expiration dates of those franchises that have specific expiration provisions range from 2004 to 2020. As of February 28, 2001, two franchise agreements have expired and are under negotiation. A new town, Wilson Mills, is also under negotiation. NCNG expects all negotiations to result in 10 or 20-year renewal agreements. In the event that these franchise agreements cannot be renegotiated, NCNG does not believe that it will experience any material adverse effect. None of the remaining franchise agreements are scheduled to expire within the next three years. The franchises are substantially uniform in nature. They contain no restrictions of a materially burdensome nature and are adequate for NCNG's business. In addition, NCNG serves 36 communities from which no franchises are required.

On July 28, 1998, the NCUC initiated a review to determine whether NCNG was providing adequate service to at least some portion of the 47 counties in the franchise territory. Hearings were held December 7 and 8, 1998. On March 17, 1999, the NCUC issued an order requiring NCNG to forfeit its exclusive franchise rights to 14 of 17 unserved counties in eastern North Carolina for failing to adequately serve these counties. NCNG had not previously initiated service to these counties due to the small population and resulting infeasibility. Furthermore, the order required NCNG to complete the expansion project to provide service in the remaining three counties (Bertie, Martin and Onslow) by July 1, 2000. These projects were completed by the imposed deadline. NCNG does not expect the loss of exclusive franchise rights to serve these 14 counties to have a material adverse impact on NCNG's future prospects.

Expansion Projects

In March 2001, NCNG completed an 84-mile, 30-inch natural gas pipeline, named the Sandhills Pipeline, which extends from Iredell County to Richmond County in North Carolina. This pipeline cost approximately $100 million and will primarily be used to transport natural gas to an electric generating plant currently under construction in Richmond County by CP&L, an affiliate of NCNG. See Progress Energy's PART II, ITEM 7, "Future Outlook" for a discussion of recent developments with the Richmond County plant.

In October 1999, CP&L and the Albemarle-Pamlico Economic Development Corporation
(APEC) announced their intention to build an 850-mile, $197.5 million, natural gas transmission and distribution system to 14 currently unserved counties in eastern North Carolina, as discussed above. In furtherance of this project, CP&L and APEC formed Eastern North Carolina Natural Gas Company, LLC (ENCNG). CP&L and APEC are joint owners of ENCNG, which will be subject to the rules and regulations of the NCUC. CP&L will utilize NCNG to operate both the transmission and distribution systems, and APEC will help ensure that the new facilities are built in the most advantageous locations to promote development of the economic base in the region. In conjunction with this project, CP&L and APEC filed a joint request with the NCUC for $186 million of a $200 million state bond package established for natural gas infrastructure to pay for the portion of the project that likely could not be recovered from future gas customers through rates. On June 15, 2000, the NCUC issued an order awarding ENCNG an exclusive franchise to all 14 counties and granted $38.7 million in state bond funding for phase one of the project. Phase one, which will cost a total of $50.5 million, will bring gas service to 6 of the 14 counties. The NCUC will consider approval of bond funding for subsequent phases of the project at a later date.

On March 7, 2001, ENCNG was dissolved and reorganized into a corporation named Eastern North Carolina Natural Gas Company (Eastern). Progress Energy and APEC are the sole shareholders of Eastern with each entity owning 50% of Eastern. Progress Energy has agreed to fund a portion of the project, which is currently estimated to be approximately $22 million.

REGULATORY MATTERS
------------------

General

The NCUC regulates NCNG's rates, service area, adequacy of service, safety standards, acquisition, extension and abandonment of facilities, accounting and sales of securities. NCNG operates only in North Carolina and is not subject to federal regulation as a "natural gas company" under the Natural Gas Act.

Retail Rates

During 2000, NCNG had five rate changes related to gas costs: a decrease effective January 1, 2000; and 4 increases effective June 1, 2000; August 1, 2000; September 1, 2000; and November 1, 2000. In addition, NCNG filed one more rate increase on December 17, 2000, with an effective date of January 1, 2001.

On October 27, 1995, the NCUC issued an order that provides for a rate of return of 10.09%, but did not state separately the rate of return on common equity or the capital structure used to calculate revenue requirements. The order established several new rate schedules, including an economic development rate to assist in attracting new industry to NCNG's service area and a rate to provide standby, on-peak gas supply service to industrial and other customers whose gas service would otherwise be interrupted.

As part of the October 27, 1995 order, the NCUC also approved the establishment of a PSVA mechanism that became effective November 1, 1995. The PSVA excludes from NCNG's revenue requirement the margin from eight large, fuel-switchable customers, and requires that all actual margins earned on deliveries of gas to such customers be passed through to all other customers.

The NCUC, in a general rule making proceeding, revised its purchased gas adjustment procedures in April 1992. The revised procedures continue to allow NCNG to recover all of the prudently incurred gas costs, but such procedures provide for several significant changes that include:
o the immediate recovery of 100% of prudently incurred fixed costs of new pipeline capacity and storage costs without the requirement of a general rate case;
o the establishment of a tariff provision that allows NCNG to recover margin losses from negotiated rates to large non-PSVA commercial and industrial customers;
o a comparison of actual fixed gas costs incurred to fixed gas costs collected from NCNG's customers, for which any over or under collection is recovered or refunded, as applicable, through the use of a deferred gas account;
o an annual review of NCNG's lost, unaccounted for and company use volumes compared to such volumes included in the last general rate case; and
o an annual review of NCNG's gas costs, including the prudence thereof, by the NCUC and a hearing before the NCUC. The penalty for gas purchases that are not prudent is a potential disallowance of gas costs. NCNG has not been found imprudent in any of the previous purchases.

In conjunction with CP&L's acquisition of NCNG on July 15, 1999, NCNG signed a joint stipulation agreement with the NCUC in which NCNG agreed to cap margin rates for gas sales and transportation services, with limited exceptions, through November 1, 2003. The Company believes that this agreement will not have a material adverse effect on the results of operations, financial condition, or cash flows.

OTHER
-----

GENERAL
-------

The other segment primarily includes SRS, Energy Ventures, Progress Capital, Progress Telecommunications Corporation (Progress Telecom), and Caronet.

SRS offers a comprehensive suite of innovative solutions for energy management and building automation including facilities management software applications. SRS' portfolio of software, systems and services provides clients with tools to integrate and centrally manage their energy usage and facility needs. SRS delivers solutions for commercial, industrial, education and government clients nationwide.

Energy Ventures is a subsidiary created in 2000 that is involved in the development and construction of gas-fired merchant generation plants and has an ownership interest in three synthetic fuel facilities. These synthetic fuel facilities combine a chemical change agent with coal fines to produce a synthetic fuel. Because this process is accomplished through a significant chemical reaction, the resulting product has been classified as a synthetic fuel within the meaning of Section 29 of the IRS Code. Sales of synthetic fuel therefore qualify for tax credits. See Progress Energy's PART II, ITEM 7, "Other Matters" for a discussion of the synthetic fuel tax credits.

Monroe Power, a non-regulated merchant plant located in Monroe, Georgia, began operations in December 1999. Monroe added an additional generating unit in March of 2001 that will provide additional output and contracted sales in the future.

Progress Capital is a wholly-owned subsidiary of FPC and holds the capital stock of, and provides funding for, FPC's non-utility subsidiaries. Its primary subsidiary is EFC. Formed in 1976, EFC is an energy and transportation company with operations organized into three business units. EFC's energy and related services business unit supplies coal to Florida Power's Crystal River Energy Complex and other utility and industrial customers. This business unit also produces and sells natural gas and synthetic fuel along with operating terminal services and offshore marine transportation. EFC is currently responsible for managing all of Progress Energy's synthetic fuel facilities as described above.

EFC's inland marine transportation business unit, MEMCO Barge Line, Inc. (MEMCO), transports coal and dry-bulk cargoes primarily on the Mississippi, Illinois and Ohio rivers. The rail services business unit, led by Progress Rail Services Corporation (Progress Rail), is one of the largest integrated processors and suppliers of railroad materials in the country. With operations in 24 states, Canada and Mexico, Progress Rail offers a full range of railcar parts, maintenance-of-way equipment, rail and other track material, railcar repair facilities, railcar scrapping and metal recycling as well as railcar sales and leasing.

Progress Energy has announced its intention to sell two of EFC's business segments, Inland Marine Transportation and Rail Services. Therefore, these segments are currently reported as net assets held for sale on the Progress Energy consolidated financial statements and have been excluded from Progress Energy's consolidated results of operations.

Progress Telecom owns and operates a voice and data fiber network that stretches from Washington, D.C. to Miami, Florida and conducts primarily a carrier's carrier business. Progress Telecom markets wholesale fiber-optic-based capacity service in the Southeastern United States to long-distance carriers, internet service providers and other telecommunications companies. Progress Telecom also markets wireless structure attachments to wireless communication companies and governmental entities. As of December 31, 2000, Progress Telecom owned and managed approximately 4,000 route miles and approximately 115,000 fiber miles of fiber optic cable.

Caronet, a subsidiary of CP&L formerly reported as Interpath, serves the telecommunications industry by providing fiber-optic telecommunications services. Pursuant to a Contribution Agreement effective June 28, 2000 between CP&L, Caronet and Interpath Communications, Inc., a Delaware corporation formed in conjunction with the transaction, Caronet contributed the assets used in the application service provider business to Interpath. Under the terms of the agreement, Caronet owns 35% of Interpath's stock (15% voting stock) and Bain Capital, Inc. a private equity fund, and its affiliates (Bain) own 65% of Interpath's stock. On July 6, 2000, Caronet and Bain each invested $25 million of additional equity in Interpath. Additionally, as discussed in "Significant Transactions" above, Caronet sold its limited partnership interest in BellSouth Carolinas PCS in September 2000.

COMPETITION
-----------

Progress Energy's non-utility subsidiaries compete in their respective marketplaces in terms of price, quality of service, location and other factors. SRS competes with other providers of energy and facility management software and services on a national basis. Progress Telecom and Caronet compete with other providers of fiber-optic telecommunications services, including local exchange carriers and competitive access providers, in the Southeast United States.

EFC's and Energy Venture's synthetic fuel operations, EFC's coal operations and Progress Energy's merchant generation plants compete in the eastern United States utility and industrial coal markets. Factors contributing to the success in these markets include a competitive cost structure and strategic locations. See PART II, ITEM 7, "Other Matters" for a discussion of risks associated with synthetic fuel tax credits. There are, however, numerous competitors in each of these markets, although no one competitor is dominant in any industry. The business of EFC and Energy Ventures, taken as a whole, is not subject to significant seasonal fluctuation.

OPERATING STATISTICS - PROGRESS ENERGY
--------------------------------------

                                                                                Years Ended December 31
                                                          2000 (e)         1999          1998           1997          1996
                                                         ------------   -----------   -----------    -----------   -----------

Energy supply (millions of kWh)
 Generated - coal                                            31,132        28,260        27,576          25,545        24,859
             nuclear                                         23,857        22,451        22,014          21,690        20,284
             hydro                                              441           520           790             799           882
             oil/gas                                          1,337           435           386             189            68
  Purchased                                                   5,724         5,132         5,675           6,318         7,292
                                                         ------------   -----------   -----------    -----------   -----------
    Total energy supply (Company share)                      62,491        56,798        56,441          54,541        53,385
  Jointly-owned share (a)                                     4,505         4,353         4,349           4,101         3,616
                                                         ------------   -----------   -----------    -----------   -----------
      Total system energy supply                              66,996        61,151        60,790          58,642        57,001
                                                         ============   ===========   ===========    ===========   ===========
Average fuel cost (per million BTU)
  Fossil                                                $       1.96   $      1.75   $      1.71    $       1.75  $       1.75
  Nuclear fuel                                          $       0.45   $      0.46   $      0.46    $       0.46  $       0.45
  All fuels                                             $       1.30   $      1.16   $      1.14    $       1.14  $       1.14
Energy sales (millions of kWh)
Retail
   Residential                                                15,365        13,348        13,117          12,488        12,611
   Commercial                                                 12,221        11,068        10,664          10,010         9,615
   Industrial                                                 14,762        14,568        14,911          15,073        14,456
   Other Retail                                                1,626         1,359         1,357           1,294         1,263
Wholesale                                                     15,691        14,416        14,427          13,900        13,383
                                                         ------------   -----------   -----------    -----------   -----------
      Total energy sales                                      59,665        54,759        54,476          52,765        51,328
      Company uses and losses                                  2,826         2,039         1,964           1,776         2,057
                                                         ------------   -----------   -----------    -----------   -----------
      Total energy requirements                               62,491        56,798        56,440          54,541        53,385
                                                         ============   ===========   ===========    ===========   ===========

Natural gas sales (millions of dt) (b)                        57,026        27,564             -               -             -
Electric customers billed
   Residential                                             2,282,892     1,020,864       996,398         972,385       945,703
   Commercial                                                332,950       183,914       178,588         172,821       167,151
   Industrial                                                  7,524         5,045         5,056           5,072         5,066
   Government and municipal                                   22,703         2,731         2,757           2,785         2,774
   Resale                                                         61            39            35              43            27
                                                         ------------   -----------   -----------    -----------   -----------
      Total electric customers billed                      2,646,130     1,212,593     1,182,834       1,153,106     1,120,721
                                                         ============   ===========   ===========    ===========   ===========
Electric revenues (in thousands)
  Retail                                                $  2,799,422   $ 2,530,562   $ 2,532,234    $  2,450,509  $  2,417,011
  Wholesale                                                  616,149       548,766       528,253         507,720       512,579
  Miscellaneous revenue                                      149,710        59,518        69,558          65,860        66,125
                                                         ------------   -----------   -----------    -----------   -----------
      Total electric revenues                           $  3,565,281   $ 3,138,846   $ 3,130,045    $  3,024,089  $  2,995,715
                                                         ============   ===========   ===========    ===========   ===========
Peak demand of firm load (thousands of kW)
  System (c)                                                  19,839        10,948        10,529          10,030         9,812
  Company                                                     19,167        10,344         9,875           9,344         9,264
Total capability at year-end (thousands of kW)
  Fossil plants                                               14,747         6,736         6,571           6,571         6,331
  Nuclear plants                                               4,008         3,174         3,174           3,064         3,064
  Hydro plants                                                   218           218           218             218           218
  Purchased                                                    2,650         1,088         1,538           1,588         1,603
                                                         ------------   -----------   -----------    -----------   -----------
      Total system capability                                 21,623        11,216        11,501          11,441        11,216
Less jointly-owned portion (d)                                   662           593           593             690           686
                                                         ------------   -----------   -----------    -----------   -----------
      Total Company capability                                20,961        10,623        10,908          10,751        10,530
                                                         ============   ===========   ===========    ===========   ===========


(a) Represents co-owner's share of the energy supplied from the five generating facilities that are jointly owned.
(b) Reflects the acquisition of NCNG on July 15, 1999
(c) For 2000, this represents the combined summer non-coincident peaks for CP&L and Florida Power.
(d) Net of the Company's purchases from jointly-owned plants.
(e) Includes information for Florida Power since November 30, 2000, the date of acquisition.

OPERATING STATISTICS - CAROLINA POWER & LIGHT COMPANY
-----------------------------------------------------

                                                                               Years Ended December 31



                                                            2000           1999          1998           1997          1996
                                                         ------------   -----------   -----------    -----------   -----------

Energy supply (millions of kWh)

  Generated - coal                                            29,520        28,260        27,576          25,545        24,859
              nuclear                                         23,275        22,451        22,014          21,690        20,284
              hydro                                              441           520           790             799           882
              oil/gas                                            733           435           386             189            68
  Purchased                                                    4,878         5,132         5,675           6,318         7,292
                                                         ------------   -----------   -----------    -----------   -----------
      Total energy supply (Company share)                     58,847        56,798        56,441          54,541        53,385
  Power Agency share (a)                                       4,505         4,353         4,349           4,101         3,616
                                                         ------------   -----------   -----------    -----------   -----------
      Total system energy supply                              63,352        61,151        60,790          58,642        57,001
                                                         ============   ===========   ===========    ===========   ===========
Average fuel cost (per million BTU)
  Fossil                                                $       1.83   $      1.75   $      1.71    $       1.75  $       1.75
  Nuclear fuel                                          $       0.45   $      0.46   $      0.46    $       0.46  $       0.45
  All fuels                                             $       1.21   $      1.16   $      1.14    $       1.14  $       1.14
Energy sales (millions of kWh)
Retail
   Residential                                                14,091        13,348        13,117          12,488        12,611
   Commercial                                                 11,432        11,068        10,664          10,010         9,615
   Industrial                                                 14,446        14,568        14,911          15,073        14,456
   Other Retail                                                1,423         1,359         1,357           1,294         1,263
Wholesale                                                     15,261        14,416        14,427          13,900        13,383
                                                         ------------   -----------   -----------    -----------   -----------
      Total energy sales                                      56,653        54,759        54,476          52,765        51,328
      Company uses and losses                                  2,194         2,039         1,964           1,776         2,057
                                                         ------------   -----------   -----------    -----------   -----------
      Total energy requirements                               58,847        56,798        56,440          54,541        53,385
                                                         ============   ===========   ===========    ===========   ===========
Electric customers billed
   Residential                                             1,048,607     1,020,864       996,398         972,385       945,703
   Commercial                                                189,475       183,914       178,588         172,821       167,151
   Industrial                                                  4,989         5,045         5,056           5,072         5,066
   Government and municipal                                    2,717         2,731         2,757           2,785         2,774
   Resale                                                         43            39            35              43            27
                                                         ------------   -----------   -----------    -----------   -----------
      Total electric customers billed                      1,245,831     1,212,593     1,182,834       1,153,106     1,120,721
                                                         ============   ===========   ===========    ===========   ===========
Electric revenues (in thousands)
  Retail                                                $  2,608,727   $ 2,530,562   $ 2,532,234    $  2,450,509  $  2,417,011
  Wholesale                                                  592,740       548,766       528,253         507,720       512,579
  Miscellaneous revenue                                      122,209        59,518        69,558          65,860        66,125
                                                         ------------   -----------   -----------    -----------   -----------
      Total electric revenues                           $  3,323,676   $ 3,138,846   $ 3,130,045    $  3,024,089  $  2,995,715
                                                         ============   ===========   ===========    ===========   ===========
Peak demand of firm load (thousands of kW)
  System                                                      11,157        10,948        10,529          10,030         9,812
  Company                                                     10,555        10,344         9,875           9,344         9,264
Total capability at year-end (thousands of kW)
  Fossil plants                                                7,569         6,736         6,571           6,571         6,331
  Nuclear plants                                               3,174         3,174         3,174           3,064         3,064
  Hydro plants                                                   218           218           218             218           218
  Purchased                                                    1,350         1,088         1,538           1,588         1,603
                                                         ------------   -----------   -----------    -----------   -----------
      Total system capability                                 12,311        11,216        11,501          11,441        11,216
Less Power Agency-owned portion (b)                              593           593           593             690           686
                                                         ------------   -----------   -----------    -----------   -----------
      Total Company capability                                11,718        10,623        10,908          10,751        10,530
                                                         ============   ===========   ===========    ===========   ===========

(a) Represents Power Agency's share of the energy supplied from the four generating facilities that are jointly owned.
(b)  Net of CP&L's purchases from Power Agency.

ITEM 2.  PROPERTIES
-------------------

The Company believes that its physical properties and those of its subsidiaries are adequate to carry on its and their businesses as currently conducted. The Company and its subsidiaries maintain property insurance against loss or damage by fire or other perils to the extent that such property is usually insured.

ELECTRIC - CP&L
---------------

As of December 31, 2000, CP&L's seventeen generating plants represent a flexible mix of fossil, nuclear and hydroelectric resources in addition to combustion turbines and combined cycle units, with a total generating capacity (including Power Agency's share) of 10,961 megawatts (MW). CP&L's strategic geographic location facilitates purchases and sales of power with many other electric utilities, allowing CP&L to serve its customers more economically and reliably. At December 31, 2000, CP&L's major generating facilities and their gross summer capacities were as follows:

                      Major Installed Generating Facilities
                      -------------------------------------
                              At December 31, 2000
                              --------------------

                                                                                                       Summer
                                                                                                       Maximum
                                            Primary/                              1st Year of         Dependable
                                            Alternate                             Commercial           Capacity
           Plants               Unit No.      Fuel       Location                  Operation              MW
----------------------------- ------------- ----------- --------------------- -------------------- ------------------

Asheville:                      Unit #1        Coal     Skyland, N.C.                1964               198 MW
                                Unit #2        Coal                                  1971               194 MW
                                Unit #3      Gas/Oil                                 1999               165 MW
                                Unit #4      Gas/Oil                                 2000               165 MW
Cape Fear:                      Unit #5        Coal     Moncure, N.C.                1956               143 MW
                                Unit #6        Coal                                  1958               173 MW
Darlington County:              Unit #12     Gas/Oil    Hartsville, S.C.             1997               120 MW
                                Unit #13     Gas/Oil                                 1997               120 MW
H.F. Lee:                       Unit #1        Coal     Goldsboro, N.C.              1952                79 MW
                                Unit #2        Coal                                  1951                76 MW
                                Unit #3        Coal                                  1962               252 MW
H.B. Robinson:                  Unit #1        Coal     Hartsville, S.C.             1960               174 MW
                                Unit #2      Uranium                                 1971               683 MW
Roxboro:                        Unit #1        Coal     Roxboro, N.C.                1966               385 MW
                                Unit #2        Coal                                  1968               670 MW
                                Unit #3        Coal                                  1973               707 MW
                                Unit #4*       Coal                                  1980               700 MW
L.V. Sutton:                    Unit #1        Coal     Wilmington, N.C.             1954                97 MW
                                Unit #2        Coal                                  1955               106 MW
                                Unit #3        Coal                                  1972               410 MW
Brunswick:                      Unit #1*     Uranium    Southport, N.C.              1977               820 MW
                                Unit #2*     Uranium                                 1975               811 MW
Mayo*                           Unit #1        Coal     Roxboro, N.C.                1983               745 MW
Harris*                         Unit #1      Uranium    New Hill, N.C.               1987               860 MW
Wayne County:                   Unit #1      Gas/Oil    Goldsboro, N.C.              2000               177 MW
                                Unit #2      Gas/Oil                                 2000               177 MW
                                Unit #3      Gas/Oil                                 2000               157 MW
                                Unit #4      Gas/Oil                                 2000               157 MW


*Facilities are jointly owned by CP&L and Power Agency, and the capacity shown includes Power Agency's share.

In addition to the major generating facilities listed above, many of which have additional smaller units on site, CP&L also operates the following plants:
Walters (North Carolina), Marshall (North Carolina), Tillery (North Carolina), Blewett (North Carolina), Weatherspoon (North Carolina) and Morehead City (North Carolina).

As of December 31, 2000, including both the total generating capacity of 10,961 MW and the total firm contracts for purchased power of approximately 1,350 MW, CP&L had total capacity resources of approximately 12,311 MW.

The Power Agency has acquired undivided ownership interests of 18.33% in Brunswick Unit Nos. 1 and 2, 12.94%, in Roxboro Unit No. 4 and 16.17% in Harris Unit No. 1 and Mayo Unit No. 1. Otherwise, CP&L has good and marketable title to its principal plants and important units, subject to the lien of its Mortgage and Deed of Trust, with minor exceptions, restrictions, and reservations in conveyances, as well as minor defects of the nature ordinarily found in properties of similar character and magnitude. CP&L also owns certain easements over private property on which transmission and distribution lines are located.

As of December 31, 2000, CP&L had 5,598 pole miles of transmission lines including 292 miles of 500 kilovolt (kV) lines and 2,865 miles of 230 kV lines, and distribution lines of approximately 44,443 pole miles of overhead lines and approximately 14,681 miles of underground lines. Distribution and transmission substations in service had a transformer capacity of approximately 34,645 kilovolt-ampere (kVA) in 2,012 transformers. Distribution line transformers numbered 452,419 with an aggregate 19,598,000-kVA capacity.

ELECTRIC - FLORIDA POWER
------------------------

As of December 31, 2000, the total summer generating capacity (including jointly-owned capacity) of Florida Power's generating facilities was 8,012 MW. This capacity was generated by 13 steam units with a capacity of 4,716 MW, two combined cycle units with a capacity of 689 MW and 47 combustion turbine units with a capacity of 2,607 MW. Florida Power's generating plants (all located in Florida) and their gross summer capacities at December 31, 2000, were as follows:

                                                                                                         Summer Net
                                                                                                           Maximum
                     Primary/                     1st Year of                Combined    Combustion      Dependable
                     Alternate      Location       Commercial      Steam      Cycle       Turbine         Capacity
      Plants           Fuel         (County)       Operation         MW         MW           MW              MW
------------------- ------------ --------------- --------------- -------------------------------------  --------------

Crystal River:                      Citrus
  Unit #1             Coal                             1966          379          --           --             379
  Unit #2             Coal                             1969          486          --           --             486
  Unit #3 *           Uranium                          1977          834          --           --             834
  Unit #4             Coal                             1982          720          --           --             720
  Unit #5             Coal                             1984          717          --           --             717
                                                                 -----------                            --------------
                                                                   3,136                                    3,136

Anclote               Oil/Gas       Pasco              1974          993          --           --             993
Bartow                Oil/Gas       Pinellas           1958          444          --          187             631
Suwannee River        Oil/Gas       Suwannee           1953          143          --          164             307
Hines Unit 1          Gas/Oil       Polk               1999           --         482           --             482
Tiger Bay             Gas           Polk               1997           --         207           --             207
Avon Park             Oil/Gas       Highlands          1968           --          --           52              52
Bayboro               Oil           Pinellas           1973           --          --          184             184
DeBary                Oil/Gas       Volusia            1975           --          --          667             667
Higgins               Gas           Pinellas           1969           --          --          122             122
Intercession City**   Oil/Gas       Osceola            1974           --          --        1,029           1,029
Rio Pinar             Oil           Orange             1970           --          --           13              13
Turner                Oil           Volusia            1970           --          --          154             154
University of Fla.    Gas           Alachua            1994           --          --           35              35
                                                                 -------------------------------------  --------------

                                                                   4,716         689        2,607           8,012
                                                                 =====================================  ==============


     * Represents 100% gross of co-owners total plant capacity. Florida Power's ownership percentage is approximately 91.8%.

     ** Florida Power and Georgia Power Company ("Georgia Power") are co-owners of a 143 MW advanced combustion turbine located at Florida Power's Intercession City site. Georgia Power has the exclusive right to the output of this unit during the months of June through September. Florida Power has that right for the remainder of the year.

As of December 31, 2000, including both the total generating capacity of 8,012 MW and the total firm contracts for purchased power of approximately 1,300 MW, Florida Power had total capacity resources of approximately 9,312 MW.

Substantially all of Florida Power's utility plant is pledged as collateral for Florida Power's First Mortgage Bonds.

As of December 31, 2000, Florida Power distributed electricity through 359 substations with an installed transformer capacity of 51,557,000 kVA. Of this capacity, 36,658,000 kVA is located in transmission substations and 14,899,000 kVA in distribution substations. Florida Power has the second largest transmission network in Florida. Florida Power has 4,688 circuit miles of transmission lines, of which 2,642 circuit miles are operated at 500, 230, or 115 kV and the balance at 69 kV. Florida Power has 26,801 circuit miles of distribution lines, which operate at various voltages ranging from 2.4 to 25 kV.

NATURAL GAS
-----------

NCNG owns and operates a liquefied natural gas storage plant which provides 97,200 dekatherms (dt) per day to NCNG's peak-day delivery capability.

NCNG owns approximately 1,128 miles of transmission pipelines of two to 30 inches in diameter which connect its distribution systems with the Texas-to-New York transmission system of Transco and the southern end of Columbia's transmission system. Transco delivers gas to NCNG at various points conveniently located with respect to its distribution area. Columbia delivers gas to one delivery point near the North Carolina - Virginia border. NCNG distributes natural gas through its 2,865 miles of distribution mains. These transmission pipelines and distribution mains are located primarily on rights-of-way held under easement, license or permit on lands owned by others.

In March 2001, construction of a 30-inch natural gas pipeline, named the Sandhills Pipeline, from Iredell County to Richmond County in North Carolina was completed. This 84-mile pipeline will primarily be used to transport natural gas to an electric generating plant currently under construction in Richmond County by CP&L. See Progress Energy's PART II, ITEM 7, "Future Outlook" for a discussion of recent developments with the Richmond County plant.

OTHER
-----

EFC owns and/or operates approximately 6,000 railcars, 100 locomotives, 1,200 river barges and 20 river towboats that are used for the transportation and shipping of coal, steel and other bulk products. Through joint ventures, EFC has four oceangoing tug/barge units. An EFC subsidiary, through another joint venture, owns one-third of a large bulk products terminal located on the Mississippi River south of New Orleans. The terminal handles coal and other products. EFC provides dry-docking and repair services to towboats, offshore supply vessels and barges through operations it owns near New Orleans, Louisiana. Certain river barges and tug/barge units owned or operated by EFC are subject to liens in favor of certain lenders.

EFC controls, either directly or through subsidiaries, coal reserves located in eastern Kentucky and southwestern Virginia. EFC owns properties that contain estimated coal reserves of approximately 2 million tons and controls, through mineral leases, additional estimated coal reserves of approximately 22 million tons. The reserves controlled by EFC include substantial quantities of high quality, low sulfur coal that is appropriate for use at Florida Power's existing generating units. EFC's total production of coal during 2000 was approximately
3.7 million tons.

In connection with its coal operations, EFC subsidiaries own and operate an underground mining complex located in southeastern Kentucky and southwestern Virginia. Other EFC subsidiaries own and operate surface and underground mines, coal processing and loadout facilities and a river terminal facility in eastern Kentucky, a railcar-to-barge loading facility in West Virginia, and three bulk commodity terminals: one on the Ohio River in Cincinnati, Ohio, and two on the Kanawha River near Charleston, West Virginia. EFC and its subsidiaries employ both company and contract miners in their mining activities.

An EFC subsidiary owns a majority interest in a partnership, located in eastern Kentucky, which produces synthetic fuel from 3 facilities. In addition, another EFC subsidiary has a minority interest in two other synthetic fuel facilities located in West Virginia. In October 1999, EFC subsidiaries purchased four additional synthetic fuel facilities. Two of the facilities were relocated and began operation at EFC coal mines in Kentucky and Virginia in 1999. The two other facilities were relocated and began operation at river terminal locations in West Virginia during 2000. Also during 2000, Energy Ventures purchased 90% interests in two of these four recently-acquired facilities.

A subsidiary of EFC has acquired oil and gas leases on 20,000 acres in Garfield and Mesa Counties, Colorado, containing proven natural gas net reserves of 60.7 billion cubic feet. This subsidiary currently operates 54 gas wells on the property. Total natural gas production in 2000 was 4.8 net billion cubic feet.

Progress Rail, an EFC subsidiary, is one of the largest integrated processors of railroad materials in the United States, and is a leading supplier, of new and reconditioned freight car parts, rail, rail welding and track work components, railcar repair facilities, railcar and locomotive leasing, maintenance-of-way equipment and scrap metal recycling. It has facilities in 24 states, Mexico and Canada.

Another subsidiary of EFC owns and operates a manufacturing facility at the Florida Power Energy Complex in Crystal River, Florida. The manufacturing process utilizes the fly ash generated by the burning of coal as the major raw material in the production of lightweight aggregate used in construction building blocks.

Monroe Power owns and operates a combustion turbine in Georgia. The full output of 155 MW is received by MEAG, which represents 48 municipal electric utilities located in Georgia. Monroe Power added an additional generating unit in March of 2001 that produces an output of 160 megawatts. Monroe Power has another unit power sales agreement in place for this second unit.

In November 2000, CP&L Energy (now known as Progress Energy) announced its intention to build its second power plant in the state of Georgia on a tract in Effingham County. The plant will be owned and operated by Effingham County Power, LLC, a wholly-owned subsidiary of Energy Ventures. The 480-megawatt combined cycle plant will be fueled primarily by natural gas and will be used to provide peaking capacity to the region. The first phase of the construction, used for peaking operation, is expected to begin construction in the summer of 2001 and become available for commercial operation in June 2002. The second phase of the construction which involves conversion of the peaking generators to combined-cycle operation is expected to be completed in June 2003.

Progress Telecom provides wholesale telecommunications services throughout the Southeastern United States. Progress Telecom incorporates approximately 115,000 fiber miles in its network including over 100 Points-of-Presence. As a result of the acquisition of FPC, Progress Telecom now manages the Caronet fiber optic network stretching from Atlanta to Washington, D. C. Progress Telecom plans to combine its fiber network with Caronet's fiber network in 2001.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

Legal and regulatory proceedings are included in the discussion of the Company's business in PART I, ITEM 1 under "Environmental", "Regulatory Matters" and "Nuclear Matters" and incorporated by reference herein.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          NONE

                      EXECUTIVE OFFICERS OF THE REGISTRANTS


Name                          Age       Recent Business Experience
----                          ---       --------------------------

William Cavanaugh III         62        Chairman, President and Chief Executive
                                        Officer, Progress Energy, Inc. (formerly
                                        known as (i) CP&L Holdings, Inc. from
                                        August 1999 to February 2000 and (ii)
                                        CP&L Energy, Inc. from February 2000 to
                                        December 2000), August 1999 to present,
                                        Chairman, Progress Energy Service
                                        Company, LLC, (formerly known as CP&L
                                        Service Company LLC), August 2000 to
                                        present; Chairman, Florida Power
                                        Corporation, November 30, 2000 to
                                        present; Chairman, Progress Energy
                                        Ventures, Inc. (formerly known as CPL
                                        Energy Ventures, Inc.), March 2000 to
                                        present; Chairman, President and Chief
                                        Executive Officer, Carolina Power &
                                        Light Company ("CP&L"), May 1999 to
                                        present; President and Chief Executive
                                        Officer, CP&L, October 1996 to May 1999;
                                        President and Chief Operating Officer,
                                        CP&L, September 1992 to October 1996.
                                        Member of the Board of Directors of the
                                        Company since 6 1993.

William S. Orser              56        Group President, CP&L and Florida Power
                                        Corporation, November 30, 2000 to
                                        present; Executive Vice President, CP&L,
                                        Energy Supply, June 1998 to tovember 30,
                                        2000; Executive Vice President and Chief
                                        Nuclear Officer, NP&L, December 1996 to
                                        June 1998; Executive Vice President,
                                        CP&L, Nuclear Generation, April 1993 to
                                        December 1996.


Robert B. McGehee             58        Executive Vice President, Progress
                                        Energy, Inc. (formerly known as (i) CP&L
                                        Holdings, Inc. from August 1999 to
                                        February 2000 and (ii) CP&L Energy, Inc.
                                        from February 2000 to December 2000) and
                                        CP&L, February, 2001 to present;
                                        President and Chief Executive Officer,
                                        Progress Energy Service Company, LLC
                                        (formerly known as CP&L Service Company
                                        LLC), from August, 2000 to present;
                                        Executive Vice President and General
                                        Counsel, Progress Energy, August, 1999
                                        to February, 2001; Executive Vice
                                        President and General Counsel, CP&L, May
                                        2000 to February 2001; Executive Vice
                                        President, General Counsel, Chief
                                        Administrative Officer and Interim Chief
                                        Financial Officer, CP&L, March 3, 2000
                                        to May 2000; Executive Vice President,
                                        General Counsel and Chief Administrative
                                        Officer, CP&L, March 1999 to March 3,
                                        2000; Senior Vice President and General
                                        Counsel, CP&L, May 1997 to March 1999.
                                        From 1974 to May 1997, Mr. McGehee was a
                                        practicing attorney with Wise Carter
                                        Child & Caraway, a law firm in Jackson,
                                        Mississippi. He primarily handled
                                        corporate, contract, nuclear regulatory
                                        and employment matters. From 1987 to
                                        1997 he managed the firm, serving as
                                        chairman of its Board from 1992 to May
                                        1997.

C. S. Hinnant                 56        Senior Vice President, Florida Power
                                        Corporation, November 30, 2000 to
                                        present; Senior Vice President and Chief
                                        Nuclear Officer, CP&L, June 1998 to
                                        present; Vice President, CP&L, Brunswick
                                        Nuclear Plant, April 1997 to May 1998;
                                        Vice President, CP&L, Robinson Nuclear
                                        Plant, March 1994 to March 1997.



Tom D. Kilgore                53        Group President, CP&L, November 30, 2000
                                        to present; President and CEO, Progress
                                        Energy Ventures, Inc. (formerly known as
                                        CPL Energy Ventures), March 2000 to
                                        present; Senior Vice President, CP&L,
                                        Power Operations, August 1998 to
                                        November 30, 2000; President and Chief
                                        Executive Officer, Oglethorpe Power
                                        Corporation, Georgia Transmission
                                        Corporation and Georgia Operations
                                        Corporation, July 1991 to August 1998.
                                        These three companies provide power
                                        generation, transmission and system
                                        operations services, respectively, to 39
                                        of Georgia's 42 customer-owned Electric
                                        Membership Corporations. From 1984 to
                                        July 1991, Mr. Kilgore held numerous
                                        management positions at Oglethorpe.

Robert H. Bazemore, Jr.       46        Controller and Chief Accounting Officer,
                                        Progress Energy, Inc. (formerly known as
                                        CP&L Energy, Inc.), June 2000 to
                                        present; Controller, Florida Power
                                        Corporation, November 30, 2000 to
                                        present; Vice President and Controller,
                                        Progress Energy Service Company, LLC
                                        (formerly CP&L Service Company LLC),
                                        August 2000 to present; Vice President
                                        and Controller, CP&L, May 2000 to
                                        present; Director, Operations &
                                        Environmental Support Department,
                                        December 1998 to May 2000; Manager,
                                        Financial & Regulatory Accounting,
                                        September 1995 to December 1998.

Don K. Davis                  55        Executive Vice President, CP&L, May 2000
                                        to present; President and Chief
                                        Executive Officer, North Carolina
                                        Natural Gas Corporation, July 2000 to
                                        present; Chief Executive Officer,
                                        Strategic Resource Solutions, June 2000
                                        to present; Executive Vice President,
                                        Florida Power Corporation, February 2001
                                        to present. Before joining the Company,
                                        Mr. Davis was Chairman, President and
                                        Chief Executive Officer of Yankee Atomic
                                        Electric Company, and served as
                                        Chairman, President and Chief Executive
                                        Officer of Connecticut Atomic Power
                                        Company from 1997 to May 2000. From
                                        January 1992 to December 1996, he was
                                        Chief Executive Officer and Director of
                                        PRISM Consulting, Inc., a utility
                                        management consulting firm he founded.

Fred N. Day, IV               57        Executive Vice President, CP&L and
                                        Florida Power Corporation, November 30,
                                        2000 to present; Senior Vice President,
                                        CP&L, Energy Delivery, July 1997 to
                                        November 30, 2000; Vice President, CP&L,
                                        Western Region, 1995 to July 1997.

*Wayne C. Forehand            42        Senior Vice President,  Florida Power
                                        Corporation, November 30, 2000 to
                                        present; Vice President, Florida Power
                                        Corporation, September 1993 to November
                                        2000.

Cecil L. Goodnight            57        Senior Vice President, Progress Energy
                                        Service Company, LLC (formerly CP&L
                                        Service Company LLC), August 2000 to
                                        present; Senior Vice President, CP&L,
                                        December 1998 to present; Senior Vice
                                        President and Chief Administrative
                                        Officer, CP&L, December 1996 to December
                                        1998; Senior Vice President, CP&L, Human
                                        Resources and Support Services, March
                                        1995 to December 1996.

*H. William Habermeyer, Jr.   58        President and Chief Executive Officer,
                                        Florida Power Corporation, November 30,
                                        2000 to present; Vice President, CP&L,
                                        Western Region, July 1997 to November
                                        2000; Vice President, CP&L, Nuclear
                                        Engineering, August 1995 to July 1997.

*Bonnie V. Hancock            39        Senior Vice President, Progress Energy
                                        Service Company, LLC, November 30, 2000
                                        to present; Vice President, CP&L,
                                        Strategic Planning, February 1999 to
                                        November 30, 2000; Vice President and



                                        Controller, CP&L, February 1997 to
                                        February 1999; Manager, Tax Department,
                                        CP&L, September 1995 to February 1997.

William D. Johnson            47        Executive Vice President, General
                                        Counsel and Secretary, Progress Energy,
                                        Inc. (formerly known as (i) CP&L
                                        Holdings, Inc. from August 1999 to
                                        February 2000 and (ii) CP&L Energy, Inc.
                                        from February 2000 to December 2000),
                                        February 2001 to present; Executive Vice
                                        President and Corporate Secretary,
                                        Progress Energy, Inc., June 2000 to
                                        February 2001; Senior Vice President and
                                        Secretary, CP&L Holdings, Inc., August
                                        1999 to June 2000; Executive Vice
                                        President, General Counsel and Corporate
                                        Secretary, Progress Energy Service
                                        Company, LLC (formerly CP&L Service
                                        Company LLC), August 2000 to present;
                                        Executive Vice President, General
                                        Counsel and Corporate Secretary, CP&L,
                                        November 2000 to present; Senior Vice
                                        President and Corporate Secretary, CP&L,
                                        Legal and Risk Management, March 1999 to
                                        November 2000; Vice President-Legal
                                        Department and Corporate Secretary,
                                        CP&L, 1997 to 1999; Vice President,
                                        Senior Counsel and Manager-Legal
                                        Department, CP&L, 1995 to 1997.

Peter M. Scott                51        Executive Vice President and CFO,
                                        Progress Energy, Inc. (formerly known as
                                        CP&L Energy, Inc.) June 2000 to present;
                                        Executive Vice President and CFO,
                                        Florida Power, November 30, 2000 to
                                        present, Executive Vice President and
                                        CFO, Progress Energy Service Company,
                                        LLC (formerly known as CP&L Service
                                        Company, LLC), August 2000 to present;
                                        Executive Vice President and CFO, CP&L,
                                        May 2000 to present. Before joining the
                                        Company, Mr. Scott was President of
                                        Scott, Madden & Associates, Inc., a
                                        management consulting firm he founded in
                                        1983. The firm advises companies on key
                                        strategic initiatives for growing
                                        shareholder value.

E. Michael Williams           52        Senior Vice President, Florida Power
                                        Corporation, November 30, 2000 to
                                        present; Senior Vice President, CP&L,
                                        June 2000 to present; Before joining the
                                        Company, Mr. Williams held the position
                                        of Vice President, Fossil Generation,
                                        Central and South West Corp., an
                                        investor-owned utility.


*Indicates individual is an executive officer of Progress Energy, Inc., but not CP&L.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
-------    -----------------------------------------------------------------
MATTERS
-------

Progress Energy's Common Stock is listed on the New York and Pacific Stock Exchanges. The high and low stock prices for CP&L (for periods prior to the consummation of the holding company restructuring on June 19, 2000) and for Progress Energy (for periods following the consummation of the holding company restructuring on June 19, 2000) for each quarter for the past two years, and the dividends declared per share are as follows:



2000                                          High                    Low                      Dividends Declared
----                                          ----                    ---                      ------------------

First Quarter                                 $37.00                  $28.25                       .515
Second Quarter                                 38.00                   31.00                       .515
Third Quarter                                  41.94                   31.50                       .515
Fourth Quarter                                 49.38                   38.00                       .530

1999                                          High                    Low                      Dividends Declared
----                                          ----                    ---                      ------------------

First Quarter                                 $47.88                  $37.63                       .500
Second Quarter                                 45.00                   36.63                       .500
Third Quarter                                  43.25                   34.13                       .500
Fourth Quarter                                 36.81                   29.25                       .515



The December 31 closing price of the Company's Common Stock was $49.19 in 2000 and $30.44 in 1999.

As of February 28, 2001, the Company had 79,058 holders of record of Common
Stock.

Progress Energy holds all 159,608,055 shares outstanding of CP&L common stock and, therefore, no public trading market exists for the common stock of CP&L.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
-------    --------------------------------------

PROGRESS ENERGY, INC.
---------------------

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report.


                                                                       Years Ended December 31

                                         2000 (a)         1999 (b)             1998               1997              1996
                                        ------------     ------------      --------------     --------------     -----------
                                                          (dollars in thousands except per share data)
Operating results
  Operating revenues                  $   4,118,873     $   3,357,615      $    3,191,668      $   3,036,587     $ 2,999,273
  Net income                          $     478,361     $     379,288      $      396,271      $     382,265     $   381,668


Ratio of earnings to fixed charges             3.27              4.04                4.29               3.99            3.86
Ratio of earnings to fixed charges
  and preferred stock dividends                3.27              4.04                4.29               3.99            3.86

Per share data
--------------
  Basic earnings per
     common share                     $        3.04     $        2.56      $         2.75      $        2.66     $      2.66
  Diluted earnings per
     common share                     $        3.03     $        2.55      $         2.75      $        2.66     $      2.66
  Dividends declared per common
     share                            $       2.075     $       2.015      $        1.955      $       1.895     $     1.835

Assets                                $  20,091,012     $   9,494,019      $    8,401,406      $   8,220,728     $ 8,364,862
------

Capitalization
  Common stock equity                 $   5,424,201     $   3,412,647      $    2,949,305      $   2,818,807     $ 2,690,454
  Preferred stock - redemption
     not required                            92,831            59,376              59,376             59,376         143,801
  Long-term debt, net                     5,890,099         3,028,561           2,614,414          2,415,656       2,525,607
                                        ------------     ------------      --------------     --------------     -----------
     Total capitalization             $  11,407,131     $   6,500,584      $    5,623,095      $   5,293,839     $ 5,359,862
                                        ============     ============      ==============     ==============     ===========


(a) Operating results and balance sheet data includes information for FPC since November 30, 2000, the date of acquisition.
(b) Operating results and balance sheet data includes information for NCNG since July 15, 1999, the date of acquisition.

CAROLINA POWER & LIGHT COMPANY
------------------------------

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report.


                                                             Years Ended December 31

                                         2000 (a)         1999 (b)             1998               1997              1996
                                        -----------      ------------      --------------     -------------      -----------

                                                                     (dollars in thousands)
Operating results
  Operating revenues                 $   3,543,907     $   3,357,615      $     3,191,668    $     3,036,587    $  2,999,273
  Net income                         $     461,028     $     382,255      $       399,238    $       388,317    $    391,277
  Earnings for common stock          $     458,062     $     379,288      $       396,271    $       382,265    $    381,668


Ratio of earnings to fixed charges            3.99              4.12                 4.38               4.17            4.12
Ratio of earnings to fixed
    charges and preferred
    stock dividends                           3.92              4.03                 4.28               3.98            3.83

Assets                               $   9,260,388     $   9,494,019      $     8,401,406    $     8,220,728    $  8,364,862
------

Capitalization
--------------
  Common stock equity                $   2,852,038     $   3,412,647      $     2,949,305    $     2,818,807    $  2,690,454
  Preferred stock - redemption
     not required                           59,334            59,376               59,376             59,376         143,801
  Long-term debt, net                    3,619,984         3,028,561            2,614,414          2,415,656       2,525,607
                                        -----------      ------------      --------------     --------------     -----------
     Total capitalization            $   6,531,356     $   6,500,584      $     5,623,095    $     5,293,839    $  5,359,862
                                        ===========      ============      ==============     ==============     ===========


(a) Operating results and balance sheet data do not include information for NCNG, SRS, Monroe Power and Energy Ventures subsequent to July 1, 2000, the date CP&L distributed its ownership interest in the stock of these companies to Progress Energy.
(b) Operating results and balance sheet data includes information for NCNG since July 15, 1999, the date of acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

PROGRESS ENERGY, INC.
---------------------

RESULTS OF OPERATIONS
---------------------

For 2000 as compared to 1999 and 1999 as compared to 1998

In this section, earnings and the factors affecting them are discussed. The discussion begins with a general overview, then separately discusses earnings by business segment.

Overview

Progress Energy, Inc. (Progress Energy or the Company) was initially formed as CP&L Energy, Inc. (CP&L Energy), which was the holding company into which Carolina Power & Light Company (CP&L) reorganized on June 19, 2000. All shares of common stock of CP&L were exchanged for an equal number of shares of CP&L Energy. On December 4, 2000, the Company changed its name from CP&L Energy to Progress Energy, Inc.

The Company's acquisition of Florida Progress Corporation (FPC) became effective on November 30, 2000. The acquisition was accounted for using the purchase method of accounting. As a result, the consolidated financial statements for 2000 reflect 12 months of operations for CP&L Energy and one month of operations for FPC.

The operations of Progress Energy and its subsidiaries are divided into four major categories: two electric utilities (both CP&L and Florida Power Corporation), a natural gas utility and other. The other category includes non-regulated energy businesses including merchant energy generation and coal and synthetic fuel operations. The other category also provides various products and services for energy and facility management and telecommunications and includes holding company operations.

In 2000, net income was $478.4 million, a 26.1% increase over $379.3 million in 1999. Basic earnings per share increased from $2.56 per share in 1999 to $3.04 per share in 2000. Continued customer growth and usage and tax credits from Progress Energy's share of synthetic fuel facilities positively affected earnings. Other significant events included the sale of a 10% limited partnership interest in BellSouth Carolinas PCS for a $121.1 million after-tax gain, additional accelerated depreciation of nuclear generation facilities for a $193 million after-tax effect and the December operations of FPC. Florida Progress Corporation contributed net income of $28.7 million for the month of December 2000. The Company issued 46.5 million shares of common stock in connection with the acquisition of FPC, which resulted in a dilution of earnings per common share.

In 1999, Progress Energy's net income was $379.3 million, a 4.3% decrease from $396.3 million in 1998. Basic earnings per share decreased from $2.75 in 1998 to $2.56 in 1999. Earnings were negatively affected by the effects of Hurricanes Dennis and Floyd, a decline in electric sales to industrial customers and a decline in electric revenues due to increased utilization of the real-time pricing tariff. Continued customer growth and the addition of North Carolina Natural Gas Corporation (NCNG) on July 15, 1999, positively affected net income. The Company issued 8.3 million shares of common stock in connection with the acquisition of NCNG, which resulted in a dilution of earnings per common share.

Acquisition

On November 30, 2000, the Company completed its acquisition of FPC for an aggregate purchase price of approximately $5.4 billion. The Company paid cash consideration of approximately $3.5 billion and issued 46.5 million common shares valued at approximately $1.9 billion. In addition, the Company issued
98.6 million contingent value obligations (CVO) valued at approximately $49.3 million. See Note 2A to the Progress Energy consolidated financial statements for additional discussion of the FPC acquisition.

Progress Energy funded the cash portion of the acquisition with commercial paper, backed by a credit facility. Progress Energy replaced a majority of the short-term financing with long-term senior notes during the first quarter of 2001. See "Financing Activities" discussion under LIQUIDITY AND CAPITAL RESOURCES for more details.

The acquisition was accounted for by Progress Energy using the purchase method of accounting. Preliminary goodwill of approximately $3.4 billion has been recorded and is being amortized on a straight-line basis over a period of primarily 40 years. One month of amortization, or approximately $7.0 million, was recorded in 2000. As part of the NCUC order approving the acquisition, Progress Energy agreed to have CP&L exclude all cost increases attributable to the acquisition from retail rates. Management expects synergies from the combination of the two companies to offset the amortization of goodwill.

Progress Energy has announced its intention to sell two of the non-utility business segments acquired in the transaction, Rail Services and Inland Marine Transportation. Therefore, the results of operations of these segments are not included in Progress Energy's consolidated earnings and the related assets and liabilities are presented as net assets held for sale on the consolidated balance sheets.

As part of the acquisition of FPC, Progress Energy is now a holding company whose subsidiaries operate in multiple states. Therefore, Progress Energy is now registered with, and subject to, regulation by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, as amended (PUHCA). Pursuant to the SEC's order dated November 27, 2000, the Company has committed to divest of certain immaterial non-utility businesses. The Company has also agreed to file a response or responses with the SEC by November 30, 2001 that will either provide a legal basis for retaining certain other non-utility businesses or a commitment to divest of those businesses. On March 22, 2001, the Company filed a post effective amendment requesting an SEC order to divest of certain holdings of EFC.

Electric

The electric segment is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North and South Carolina by CP&L and, since November 30, 2000, in portions of Florida by Florida Power Corporation (Florida Power). The territory in the Carolinas served by CP&L includes a substantial portion of the coastal plain of North Carolina extending to the Atlantic coast between the Pamlico River and the South Carolina border, the lower Piedmont section of North Carolina, an area in northeastern South Carolina, and an area in western North Carolina in and around the city of Asheville. CP&L serves an area of approximately 34,000 square miles, with a population of approximately 4.2 million. As of December 31, 2000, CP&L provided electricity to approximately 1.2 million customers. The Florida territory served by Florida Power is in the west central part of the state, including the area around Orlando and the cities of St. Petersburg and Clearwater. Florida Power serves an area of approximately 20,000 square miles, with a population of approximately 4.5 million. As of December 31, 2000, Florida Power provided electricity to approximately 1.4 million customers.

The operating results of both electric utilities are primarily influenced by customer demand for electricity, the ability to control costs and the authorized regulatory return on equity. Annual demand for electricity is based on the number of customers and their annual usage, with usage largely impacted by weather. Operating results are primarily influenced by the level of electric sales to each electric utility's customer base and the costs associated with those sales.

CP&L
----

Revenues

CP&L's electric revenue fluctuations as compared to the prior year were due to the following factors (in millions):
                                                         2000           1999
                                                         ----           ----
   ----------------------------------------------- -------------- --------------
     Customer growth and usage                          $ 114          $ 50
     Weather                                               55           (14)
     Price                                                (16)          (31)
     Sales to Power Agency                                 12             -
     Sales to other utilities                              18             4
     Other                                                  2             -
   ----------------------------------------------- -------------- --------------
     Total Increase                                     $ 185           $ 9

An increase in the number of customers served and changes in usage patterns contributed to revenue increases for both periods. CP&L added over 33,000 new customers in 2000 and 29,700 in 1999. Residential and commercial sales increased in both periods. Industrial sales usage increased in 2000 after declining in 1999. Industrial sales in 2000 were boosted by the textile industry and lumber and wood industry, which experienced increased market demand. This increase was partially offset by the chemicals and paper industries, which continued to decline. The increase in the weather component for 2000 is primarily attributable to the fourth quarter when colder-than-normal weather conditions existed. The decrease in the weather component for 1999 reflects overall milder-than-normal weather conditions compared to 1998.

The change in price in 2000 reflects decreases in wholesale prices and the continuing effects of the real-time pricing rate schedule. For the 1999 comparison period, the price-related decrease is due to increased utilization of the real-time pricing tariff, which went into effect in late 1998. Sales to North Carolina Eastern Municipal Power Agency (Power Agency) and sales to other utilities each increased in 2000 after remaining relatively flat in the prior period. The increase in revenue related to sales to Power Agency is primarily due to increased usage due to colder-than-normal weather in the fourth quarter. The increase in sales to other utilities was primarily due to increased demand due to weather and competitive prices in the fourth quarter.

Expenses

CP&L had an increase in fuel expense in 2000, primarily due to increases in volume and increases in fuel prices associated with gas and oil-fired units. For 1999, the change in fuel expense primarily reflects changes in the Company's generation mix.

For the 2000 and 1999 comparison periods, purchased power decreased due mainly to the expiration of CP&L's long-term purchase power agreement with Duke Energy in mid-1999. Additionally, 2000 reflects a decrease in purchases from cogeneration facilities.

CP&L's other operation and maintenance expenses increased in 2000 due to increases in benefit plan-related expenses and emission allowances. A total of $23 million of emission allowances was expensed in 2000. For the 1999 comparison period, other operation and maintenance expenses were negatively affected by $28.6 million of storm restoration expenses incurred as a result of Hurricanes Dennis and Floyd, as well as an increase in general and administrative expenses.

Depreciation expense increased substantially in 2000 over 1999. As approved by regulators, CP&L recorded an additional $275 million to depreciation expense in 2000 related to accelerated cost recovery of nuclear generating assets. Depreciation expense for 1999 included $68 million of accelerated amortization related to certain regulatory assets. See "Retail Rate Matters" discussion under OTHER MATTERS for more details.

Interest expense increased over 1999 due to higher short-term interest rates and higher debt balances. Debt balances increased to fund construction programs.

CP&L Electric operations contributed net income of $367.5 million, $422.6 million and $439.7 million in 2000, 1999 and 1998, respectively.

Florida Power
-------------

Florida Power, a subsidiary of FPC, is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity in portions of Florida. As of December 31, 2000, Florida Power operated a system of 14 power plants with installed generating capacity of over 8,000 megawatts, of which 61% was gas/oil, 29% was coal and 10% was nuclear.

Progress Energy's operating results include only the month of December 2000 for Florida Power after the acquisition was completed. Electric operating revenues were $241.6 million, while fuel and purchased power expenses were $98.9 million and other operation and maintenance expenses totaled $50.3 million. Revenues and kWh sales in December 2000 were favorably affected by colder-than-normal weather conditions. Florida Power's operations contributed net income of $21.8 million.

Natural Gas

On July 15, 1999, the Company acquired NCNG, a natural gas utility. NCNG transports, distributes and sells natural gas to approximately 173,000 residential, commercial, industrial, wholesale and electric power generation customers. NCNG serves 110 towns and cities and four municipal gas distribution systems in south central and eastern North Carolina. Natural gas operations are subject to the rules and regulations of the NCUC.

The ability to offer natural gas to customers furthers Progress Energy's strategy to be a total energy provider while securing fuel supplies for planned gas-fired electric generation. To this end, construction of the 84-mile Sandhills Pipeline in North Carolina, from Iredell County to CP&L's Richmond County combustion turbine generation site was completed in March of 2001.

Another project, Eastern NCNG (ENCNG), is proceeding with construction of a pipeline that will bring natural gas transmission and distribution to 14 eastern North Carolina counties over the next three to five years. CP&L and the Albemarle-Pamlico Economic Development Corporation (APEC) will be the joint owners of the operations of ENCNG, which will be subject to the rules and regulations of the NCUC. On June 15, 2000, the NCUC issued an order awarding ENCNG an exclusive franchise for all 14 counties and granted $38.7 million in state bond funding for phase one of the project. Phase one, which will cost a total of $50.5 million, will bring gas service to 6 of the 14 counties. The NCUC will consider approval of bond funding for subsequent phases of the project at a later date. The Company cannot predict the outcome of this matter.

On March 7, 2001, ENCNG was dissolved and reorganized into a corporation named Eastern North Carolina Natural Gas Company (Eastern). Progress Energy and APEC are the sole shareholders of Eastern with each entity owning 50% of Eastern. Progress Energy has agreed to fund a portion of the project, which is currently estimated to be approximately $22 million.

The natural gas segment only includes NCNG's regulated utility operations. For the year ending December 31, 2000, natural gas revenues totaled $324.5 million, while gas purchased for resale totaled $250.9 million. These amounts reflect increases in the market price of natural gas during 2000. NCNG was able to file four rate increases during 2000 to keep pace with these market price increases and also filed two additional rate increases that were effective on January 1, 2001, and February 1, 2001.

The ability to pass the increases in the market price of gas costs through to the customers on a timely basis reduces NCNG's exposure to market fluctuations. Commodity gas costs tracked in rates are compared to the actual commodity gas costs incurred with the differences either charged to or returned to customers, as appropriate, through NCNG's deferred gas cost mechanism. NCNG defers gas costs incurred in meeting customer demand that exceed, or are less than, a benchmark gas cost rate charged to customers.

It is not anticipated that the recent increases in the market price of gas will have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company.

The natural gas segment contributed net income of $7.1 million and $1.3 million in 2000 and 1999, respectively.

Other

Progress Energy's other segment primarily includes Strategic Resource Solutions Corp. (SRS), Progress Energy Ventures, Inc. (Energy Ventures), Progress Capital Holdings, Inc. (Progress Capital), Progress Telecommunications Corporation (Progress Telecom), and Caronet, Inc. (Caronet). This segment also includes other non-regulated operations of CP&L, FPC and NCNG, as well as holding company results.

SRS serves the educational, governmental, commercial and industrial markets by providing software, systems and services for facility and energy management purposes. In 2000, SRS's operations achieved profitability due to strong revenue growth in the education and federal markets and a continued focus on reducing overhead costs. For the 1999 period, SRS's operating losses were $9.9 million, down from a $34.7 million loss in 1998. This improved performance was attributable to large performance contracts in the education and federal markets, as well as strong sales in commercial and industrial building automation.

Energy Ventures is a subsidiary created in 2000 that is involved in the development and construction of gas-fired merchant generation plants and has an ownership interest in three synthetic fuel facilities.

Monroe Power, a non-regulated merchant plant located in Monroe, Georgia, began operations in December 1999. Monroe Power contributed operating income of $4.5 million for the year ended December 31, 2000 on contracted capacity and energy sales. Monroe added an additional generating unit in March of 2001 that will provide additional output and contracted sales in the future.

Progress Capital is a holding company for FPC's diversified operations led by Electric Fuels Corporation (EFC), an energy and transportation company. EFC has three primary business segments: Rail Services, Inland Marine Transportation and Energy & Related Services. Rail Services and Inland Marine Transportation are currently reported as net assets held for sale on the Progress Energy consolidated financial statements and have been excluded from consolidated results of operations. Energy & Related Services' operating results are primarily affected by the supply and demand for low-sulfur coal, natural gas and the demand for a coal-based synthetic fuel. EFC has an ownership interest in nine synthetic fuel facilities that combine a chemical change agent with coal fines to produce a synthetic fuel. EFC is currently responsible for managing all of Progress Energy's synthetic fuel facilities.

Progress Telecom, acquired as part of the FPC acquisition, provides broadband capacity services, dark fiber and wireless services in Florida and the Southeast United States. Progress Telecom's operations for the month of December did not have a significant effect on Progress Energy's results of operations. In December 2000, Progress Telecom signed an important agreement with Emergia, a subsidiary of Telefonica, to be the preferred U.S. provider handling international telecommunications traffic to and from South America. Additionally, Progress Telecom will complete the integration of its fiber network with CP&L's Caronet network (see discussion below) in the first quarter of 2001, giving it a fiber network stretching from southern Florida to Washington, D.C.

Caronet serves the telecommunications industry by providing fiber-optic telecommunications services. Effective June 28, 2000, Caronet, formerly reported as Interpath, contributed the net assets used in its application service provider business to a newly formed company for a 35% ownership interest (15% voting interest). Therefore, the application service provider revenues are not reflected in the Progress Energy consolidated financial statements subsequent to that date. On September 28, 2000, Caronet sold its 10% limited partnership interest in BellSouth Carolinas PCS for a pre-tax gain of $200 million, which is recorded as other income. Caronet's operating losses were $66.1 million and $44.6 million in 2000 and 1999, respectively.

The other segment also includes Progress Energy's holding company results. As part of the acquisition of FPC, goodwill of approximately $3.4 billion was recorded and the amortization of $7.0 million is included in the other segment. As described in Note 11 to the Progress Energy consolidated financial statements, the holding company also recorded an $8.9 million decrease in the liability related to the CVOs. Additionally, interest expense of $28.0 million on the $3.5 billion of short-term debt used to finance the acquisition of FPC is included in these results.

Income taxes fluctuate with changes in income before income taxes. In addition, 2000 income tax expense was decreased by income tax credits generated through the synthetic fuel operations of Energy Ventures and EFC.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Progress Energy is a registered holding company and, as such, has no operations of its own. While Progress Energy conducts all of its operations through its subsidiaries, the ability to meet its obligations is dependent on the earnings and cash flows of those subsidiaries and the ability of those subsidiaries to pay dividends or to advance or repay funds to Progress Energy. The following discussion of Progress Energy's liquidity and capital resources is on a consolidated basis. The consolidated results contain information for FPC since the date of acquisition.

Progress Energy continues to focus on its strategy of becoming an integrated energy holding company through its acquisition of FPC and investments in its subsidiaries.

Cash Flows from Operations

The cash requirements of Progress Energy arise primarily from the capital-intensive nature of its electric utility operations as well as the expansion of its diversified businesses. Fuel and purchased power expenses are significant operating costs for the two electric utilities, CP&L and Florida Power. Both utilities recover essentially all of these costs from customers through fuel and energy cost recovery clauses.

Cash from operations is the primary source used to meet the net cash requirements; however, approximately 20% of the total capital expenditures in 2000, excluding the acquisition of FPC, were funded by external debt. The increase in cash from operating activities for the 2000 period is largely the result of higher net income and the addition of FPC.

Going forward, cash generated from Progress Energy's regulated businesses (CP&L, Florida Power and NCNG) is expected to provide the majority of the funds for the Company's business needs. In addition, approximately 10%-15% of the Company's total projected capital expenditures for the next three years are expected to be funded by external debt.

Investing Activities

Cash used in investing activities was $3.5 billion greater in 2000 than in 1999, primarily due to the acquisition of FPC. Progress Energy paid approximately $3.5 billion in cash as part of the total purchase consideration. Progress Energy's property additions increased approximately $261 million in 2000 primarily due to the expansion of CP&L's generation fleet. The sale of the Company's limited partnership interest in BellSouth Carolinas PCS resulted in cash proceeds of approximately $200 million. See Note 2 to the consolidated financial statements. In addition, Progress Energy intends to sell the Rail Services and Inland Marine Transportation business segments and would use any of the proceeds received from the sale to reduce debt.

Estimated capital requirements for 2001 through 2003 primarily reflect construction expenditures to add regulated and non-regulated generation, transmission and distribution facilities, as well as to upgrade existing facilities. Those capital requirements are reflected in the following table (in millions):

                                                2001         2002         2003
                                                ----         ----         ----
       Construction expenditures             $ 1,522      $ 1,512      $ 1,523
       Nuclear fuel expenditures                 119           60          110
       AFUDC                                     (32)         (38)         (46)
                                             -------      -------      -------
       Total                                 $ 1,609      $ 1,534      $ 1,587
                                             =======      =======      =======

The table includes expenditures of approximately $172 million expected to be incurred at fossil-fueled electric generating facilities to comply with the Clean Air Act and approximately $300 million for the expansion of Progress Telecom's fiber network.

Financing Activities

Cash provided by financing activities increased approximately $3.5 billion over 1999, primarily due to the proceeds received from the issuance of commercial paper used to fund the FPC acquisition. In addition, financing activities were marginally affected by the issuance and redemption of long-term debt.

During 2000, CP&L issued $300 million principal amount of Senior Notes and $497.6 million principal amount of variable auction-rate First Mortgage Bonds, Pollution Control Series. In addition, CP&L retired or redeemed $47.3 million principal amount of Promissory Notes, $150 million principal amount of First Mortgage Bonds and $497.6 million principal amount of variable rate Pollution Control Obligations. For the period from 2001 to 2003, the Company's mandatory retirements of long-term debt are $184 million, $182 million and $282 million, respectively.

On November 30, 2000, Progress Energy funded 65% of the acquisition cost of FPC with approximately $3.5 billion of commercial paper, backed by its $3.75 billion credit facility. The remaining 35% was funded through the issuance of 46.5 million shares of common stock.

In February 2001, Progress Energy issued $3.2 billion of senior unsecured notes with maturities ranging from three to thirty years. These notes were issued with a weighted-average coupon of 7.06%. Proceeds from this issuance were used to retire commercial paper and other short-term indebtedness issued in connection with the FPC acquisition.

As a registered holding company under PUHCA, Progress Energy obtained approval from the SEC for the issuance and sale of securities as well as the establishment of intracompany extensions of credit. As a result, Progress Energy has approval for the issuance of common stock, preferred securities and short and long-term debt. The total amount of debt of Progress Energy, excluding subsidiaries, cannot exceed $5 billion and it must also maintain a common equity ratio of at least 30%. Progress Energy also has established a utility and non-utility money pool to facilitate the efficient use of cash flows among the Company's utility and non-utility subsidiaries.

At December 31, 2000, the Company had lines of credit totaling $5.5 billion, all of which are used to support its commercial paper borrowings. As of December 31, 2000, $845 million was drawn under these lines of credit. Based on the Company's commercial paper borrowings at December 31, 2000, the Company had an available balance on these facilities of $541 million. The Company is required to pay minimal annual commitment fees to maintain its credit facilities. See Note 6 to the Progress Energy consolidated financial statements.

Florida Power and Progress Capital have two uncommitted bank bid facilities authorizing them to borrow and re-borrow, and have loans outstanding at any time up to $100 million and $300 million, respectively. At December 31, 2000, there were no outstanding loans against these facilities.

Florida Power and CP&L both have public medium-term note programs providing for the issuance of either fixed or floating interest rate notes. At December 31, 2000, $250 million and $300 million, respectively, were available for issuance. In addition, Progress Capital has a private medium-term note program of $400 million for the issuance of either fixed or floating rate interest notes. At December 31, 2000, there were no medium-term notes outstanding under this program.

Progress Energy has on file with the SEC a shelf registration statement under which senior notes, junior debentures, trust preferred securities, common stock and preferred stock are available for issuance by the Company. As of December 31, 2000, the Company had $4.0 billion available under this shelf registration. Progress Energy's issuance of $3.2 billion of senior unsecured notes in February 2001, as discussed above, reduced the amount available for issuance under this registration statement.

The following table shows Progress Energy's capital structure as of December 31, 2000 and 1999:

                                          2000                         1999
                                          ----                         ----
  Common Stock Equity                     34.9%                        49.7%
  Preferred Stock of Subsidiaries          0.6%                         0.9%
  Short and Long-term Debt                64.5%                        49.4%

The acquisition of FPC through the issuance of approximately $3.5 billion of commercial paper resulted in an increase in Progress Energy's consolidated total debt to capital ratio. The increase in leverage was the primary reason that the credit ratings of both CP&L and Florida Power were downgraded in the fall of 2000 by Standard & Poor's, Inc. (S&P) and Moody's Investor Service (Moody's).

As of February 28, 2001, ratings for senior secured, senior unsecured and commercial paper are as follows:

                                 CP&L          Florida Power    Progress Energy
                              Moody's/ S&P     Moody's/ S&P       Moody's/S&P
                              ------------     ------------     ---------------
Senior secured notes            A3/BBB+           A1/BBB+        not applicable
Senior unsecured notes         Baa1/BBB+          A2/BBB+          Baa1/BBB
Commercial Paper                P-2/A-2           P-1/A-2           P-2/A-2

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

FUTURE OUTLOOK
--------------

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of Progress Energy's future earnings depends on numerous factors. See SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS for a discussion of factors to be considered with regard to forward-looking statements.

FPC's future operations will contribute to a substantial increase in Progress Energy's operating income. Progress Energy will also have annual amortization expense of approximately $84 million related to the $3.4 billion of preliminary goodwill recorded for the purchase of FPC. Cost savings from synergies are expected to offset the goodwill amortization. Additionally, the issuance of approximately $3.5 billion in commercial paper to consummate the FPC transaction will increase interest expense. Progress Energy refinanced the majority of this debt in February 2001 to take advantage of lower long-term interest rates.

In February 2001, the Financial Accounting Standards Board (FASB) issued a revised Exposure Draft of its proposed statement, Business Combinations and Intangible Assets. The revised Exposure Draft contains the FASB's tentative decisions about requiring the use of a non-amortization approach to account for goodwill. Under that approach, rather than being amortized, goodwill would be reviewed periodically for impairment. The FASB expects to issue a final statement by June 2001. The Company cannot currently predict what impact the final FASB statement will have on the Company's goodwill.

The acquisition of FPC positions Progress Energy as a regional energy company focusing on the high-growth Southeast region of the United States. Progress Energy has more than 19,000 megawatts of generation capacity and serves approximately 2.8 million customers in portions of North Carolina, South Carolina and Florida. CP&L's and Florida Power's utility operations are complementary: CP&L has a summer peaking demand, while Florida Power has a winter peaking demand. In addition, CP&L's greater proportion of commercial and industrial customers combined with Florida Power's greater proportion of residential customers creates a more balanced customer base. Successful integration of FPC and CP&L is the Company's immediate priority. The Company is dedicated to expanding the region's electric generation capacity and delivering reliable, competitively priced energy.

The traditional business of the electric and gas utilities is providing electricity and natural gas to customers within their service areas in the Carolinas and Florida. Prices for electricity provided to retail customers are set by the state regulatory commissions under cost-based regulatory principles. See Note 12 to the Progress Energy consolidated financial statements for additional information about these and other regulatory matters.

Future earnings for the electric and gas utilities will depend upon growth in electric energy and gas sales, which is subject to a number of factors. These factors include weather, competition, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the traditional service area.

Regulatory issues facing Progress Energy are discussed in the "Current Regulatory Environment" discussion under OTHER MATTERS below.

The Company is focused on both regulated and non-regulated generation expansion, power marketing and synthetic fuel production. The Company will continue to prepare for deregulation as it grows Progress Energy's generation fleet. Additional generation capacity is planned to serve the growth expected in the Company's service territories, to increase reserve margins at the regulated subsidiaries, and to take advantage of merchant generation opportunities. The Company will continue to assess the appropriate mix between regulated and non-regulated generation capacity, taking into account anticipated demand within its service territories, financing considerations, regulatory requirements and other factors. As part of this strategy, the Company is seeking regulatory approval to transfer generation facilities under construction in Richmond County, North Carolina and Rowan County, North Carolina from CP&L to Energy Ventures and its subsidiaries. Upon completion of two construction phases, the Richmond County facility will have generation capacity of approximately 1,270 MW. The Company anticipates that for a period of time after commencement of commercial operations, the output of the Richmond County facility will be sold to CP&L pursuant to an approved power purchase agreement. Upon completion of two construction phases, the Rowan County facility will have generation capacity of approximately 950 MW. Output from the Rowan County facility is either under contract or will be sold to unaffiliated purchasers in the wholesale market.

Progress Energy's electric utilities are involved in the development of the GridSouth Regional Transmission Organization (RTO) with Duke Energy Corporation and South Carolina Electric and Gas Company, and the GridFlorida RTO, with Florida Power & Light Company and Tampa Electric Company. The Company continues to assess the structural options that may be available to maximize the value of its transmission assets. Refer to the "Current Regulatory Environment" discussion under OTHER MATTERS below for further discussion of transmission and the Company's compliance with Federal Energy Regulatory Commission (FERC) Order No. 2000.

The Company is focused on both the distribution and retail components, delivering a high-level of customer service while offering value-added products and services to its customers. The Company will emphasize maintenance and enhancement of infrastructure, power quality and reliability, and work to establish appropriate codes of conduct to insure efficient recovery of any capital investment in energy delivery.

The fiber assets of Caronet and Progress Telecom are being combined under the management of Progress Telecom with a focus primarily on the carriers' carrier business. Management believes that there are synergies with the infrastructure service capabilities of its core businesses and Progress Telecom. The Company expects to complete the extension of the network within its current "footprint" (from Washington, D.C. to Miami, Florida, including Virginia, North Carolina, South Carolina and Georgia) and partner with others to gain access to capacity outside this region. The Company will focus on lit fiber expansion (with electronics attached), with some expansion of its dark fiber capacity.

Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed in "Environmental Matters" under OTHER MATTERS below.

As regulated entities, both electric utilities and the gas utility are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, the utilities record certain assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under generally accepted accounting principles for unregulated entities. The utilities' ability to continue to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the electric utility industry. In the event that SFAS No. 71 no longer applied to a separable portion of the utilities' operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of utility plant assets as determined pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

OTHER MATTERS
-------------

Current Regulatory Environment

General

The Company's electric and gas utility operations in North Carolina, South Carolina and Florida are regulated by the NCUC, the SCPSC and the FPSC, respectively. The electric businesses are also subject to regulation by FERC, the

U.S. Nuclear Regulatory Commission (NRC) and the U.S. Environmental Protection Agency (EPA), and by environmental authorities in the states in which they operate. In addition, the Company is subject to regulation by the SEC as a registered holding company under PUHCA. As a result of regulation, many of the fundamental business decisions, as well as the rate of return the electric utilities and the gas utility are permitted to earn, are subject to the approval of governmental agencies.

Florida Power has previously entered into a stipulation agreement committing several parties not to seek any reduction in Florida Power's base rates or authorized range of return on equity. That agreement expires on June 30, 2001.

On July 7, 2000, the FPSC opened a docket to review Florida Power's earnings including the effects of the acquisition by Progress Energy. The FPSC's decision expected by late March 2001 has been deferred. Florida Power has agreed that if the FPSC subsequently takes formal action under the interim rate statute, the effective date of that action will be March 13, 2001. The Company cannot predict the outcome of this matter.

Electric Industry Restructuring

CP&L and Florida Power continue to monitor progress toward a more competitive environment and have actively participated in regulatory reform deliberations in North Carolina, South Carolina and Florida. Movement toward deregulation in these states has been affected by recent developments related to deregulation of the electric industry in California and other states.

     o North Carolina. On January 23, 2001, the Commission on the Future of Electric Service in North Carolina announced that it would not recommend any new laws on electricity deregulation to the 2001 session of the North Carolina General Assembly, citing the commission's determination that more research is needed. The commission's initial report to the General Assembly, issued on May 16, 2000, had contained several proposals, including a recommendation that electric retail competition should begin in North Carolina by 2006. At its January 23, 2001 meeting, the commission requested that the NCUC consider regulatory changes to facilitate the construction of wholesale generation facilities by private companies, including the elimination of requirements that such companies provide proof of a committed customer base and need for additional power in order to obtain operating licenses.

     o South Carolina. The Company expects the South Carolina General Assembly will continue to monitor the experiences of states that have implemented electric restructuring legislation.

     o Florida. On January 31, 2001, the Florida 2020 Study Commission voted to forward a "proposed outline for wholesale restructuring" to the Florida legislature for its consideration in the 2001 session. The legislative session begins during the first week of March and concludes during the first week of May. The wholesale restructuring outline is intended to facilitate the evolution of a more robust wholesale marketplace in Florida. Some of the key provisions proposed include:

         - independent power producers, including affiliates of utilities, would be allowed to compete in the Florida wholesale market;

         - continued recovery of contract cost under the PURPA (current recovery of these costs is made through capacity recovery clauses);

         - generating assets owned by regulated utilities would be transferred at net book value to affiliates (nuclear asset transfer would be optional);

         - capacity from transferred generating assets would be committed back to the utility using cost-based transition contracts which phase out over a six year period;

         - following the transition period, all new capacity, including that acquired from utility affiliates, would be acquired competitively in the open market;

         - utilities would continue to have to prove that the means by which they acquire power are prudent and result in the lowest acquisition cost; and

         - existing base rates would be frozen for three years (base rates cover costs not recovered through pass-through clauses - fuel, purchased power and energy conservation expenses - and these would continue under the recommendations).

               Management cannot predict whether the Florida legislature will act on any of the study commission's recommendations or what impact the recommendations would have on the Company if adopted as proposed. The study commission has a deadline of December 2001 to propose recommendations with respect to retail restructuring, but the Company cannot predict the timing or substance of any such recommendations.

The Company cannot anticipate when, or if, any of these states will move to increase competition in the electric industry.

Regional Transmission Organizations

On December 20, 1999, FERC issued Order No. 2000 on RTOs. The Order required public utilities that own, operate or control interstate electricity transmission facilities to have filed, by October 2000, either a proposal to participate in an RTO or an alternative filing describing efforts and plans to participate in an RTO. To date, the Company's electric utilities have responded to the order as follows:

     o CP&L. In October 2000, CP&L, along with Duke Energy Corporation and South Carolina Electric & Gas Company, filed with FERC an application for approval of a for-profit transmission company, currently named GridSouth. The three companies are continuing to make progress in developing GridSouth and are planning to make a supplemental filing to the original GridSouth RTO application in mid 2001 that will include generator interconnection procedures and more detail on congestion management. On March 14, 2001, FERC conditionally approved GridSouth, provided it make certain modifications to the board selection process, passive owners' veto powers and take steps to expand its geographic area. FERC directed GridSouth to file a status report by May 13, 2001 on efforts to expand the scope of the proposed RTO. FERC also directed GridSouth to file its rates sixty days prior to operation, and submit a plan setting out its specific milestones for transmission planning and expansion by the date of operation.

     o Florida Power. In October 2000, Florida Power, along with Florida Power & Light Company and Tampa Electric Company, filed with FERC an application for approval of an RTO for peninsular Florida, currently named GridFlorida. On January 10, 2001, FERC rendered a positive order on certain aspects of the GridFlorida RTO application, specifically governance and certain financial obligations. The three companies are continuing to make progress towards the development of GridFlorida.

Energy Costs Provisions

Operating costs not covered by a utility's base rates include increases in fuel, purchased power and energy conservation expenses. Each state commission allows electric utilities to recover certain of these costs through various cost recovery clauses, to the extent the respective commission determines in an annual hearing that such costs are prudent. Costs recovered by the Company's electric utilities, by state, are as follows:

     o   North Carolina - fuel costs and the fuel portion of purchased power;

     o South Carolina - fuel costs, purchased power costs, and emission allowance expense; and

     o Florida - fuel costs, purchased power costs and energy conservation expenses.

Each state commission's determination results in the addition of a rider to a utility's base rates to reflect the approval of these costs and to reflect any past over- or under-recovery. Due to the regulatory treatment of these costs and the method allowed for recovery, changes from year to year have no material impact on operating results.

Additionally, the natural gas utility is allowed to recover the difference between the actual gas costs incurred and the gas costs collected from its customers. Therefore, any past over- or under-recovery is refunded or collected, as applicable, through the use of a deferred gas account.

Retail Rate Matters

The NCUC and SCPSC approved proposals to accelerate cost recovery of CP&L's nuclear generating assets beginning January 1, 2000, and continuing through 2004. The accelerated cost recovery began immediately after the 1999 expiration of the accelerated amortization of certain regulatory assets. Pursuant to the orders, CP&L's accelerated depreciation expense for nuclear generating assets was set at a minimum of $106 million with a maximum of $150 million per year. In late 2000, CP&L received approval from the NCUC and the SCPSC to further accelerate the cost recovery of its nuclear generation facilities in 2000 by $125 million. This additional depreciation will allow CP&L to reduce the minimum annual depreciation in 2001 through 2004 to $75 million. The resulting total accelerated depreciation in 2000 was $275 million. Recovering the costs of its nuclear generating assets on an accelerated basis will better position CP&L for the uncertainties associated with potential restructuring of the electric utility industry.

In June 2000, CP&L filed a request with the NCUC seeking approval to defer sulfur dioxide (SO2) emission allowance expenses, effective as of January 1, 2000, for recovery in a future general rate case proceeding or by such other means as the NCUC may find appropriate. On January 5, 2001, the NCUC issued an order authorizing CP&L to defer, effective January 1, 2000, the cost of SO2 emission allowances purchased pursuant to the Clean Air Act. CP&L is allowed to recover emission allowance expense through the fuel clause adjustment in its South Carolina retail jurisdiction.

In conjunction with the acquisition of NCNG, CP&L agreed to cap base retail electric rates in North Carolina and South Carolina through December 2004. The cap on base retail electric rates in South Carolina was extended to December 2005 in conjunction with regulatory approval to form a holding company. NCNG also agreed to cap its North Carolina margin rates for gas sales and transportation services, with limited exceptions, through November 1, 2003. Management is of the opinion that these agreements will not have a material effect on the Company's consolidated results of operations or financial position.

In conjunction with the merger with FPC, CP&L reached a settlement with the Public Staff of the NCUC in which it agreed to reduce rates to all of its non-real time pricing customers by $3 million in 2002, $4.5 million in 2003, $6 million in 2004 and $6 million in 2005. CP&L also agreed to write off and forego recovery of $10 million of unrecovered fuel costs in each of its 2000 NCUC and SCPSC fuel cost recovery proceedings. Also in conjunction with the merger, the FPSC opened a docket to review Florida Power's earnings including the effects of the merger. The FPSC's decision expected by late March 2001 has been deferred. Florida Power has agreed that if the FPSC subsequently takes formal action under the interim rate statute, the effective date of that action will be March 13, 2001. The Company cannot predict the outcome of this matter.

Florida Power, with the approval of the FPSC, established a regulatory liability to defer a portion of 2000 revenues. If an alternative proposal is not filed by April 2, 2001, Florida Power will be directed to apply the deferred revenues of $63 million, plus accrued interest, to offset certain regulatory assets related to deferred purchased power termination costs.

Nuclear

In the Company's retail jurisdictions, provisions for nuclear decommissioning costs are approved by the NCUC, the SCPSC and the FPSC and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdictions, the provisions for nuclear decommissioning costs are approved by FERC. See Note 1G to the Progress Energy consolidated financial statements for a discussion of the Company's nuclear decommissioning costs.

On December 21, 2000, CP&L received permission from the NRC to increase its storage capacity for spent fuel rods in Wake County, North Carolina. The NRC's decision came two years after CP&L asked for permission to open two unused storage pools at the Shearon Harris Nuclear Plant (Harris plant). The approval means CP&L can complete cooling systems and install storage racks in its third and fourth storage pools at the Harris plant. Counsel for the Board of Commissioners of Orange County, North Carolina, filed a petition for review of the staff's decision by the NRC, which was rejected, and then filed an appeal of the decision with the District of Columbia Circuit Court of Appeals. On March 1, 2001, the Atomic Safety and Licensing Board (ASLB) issued its order dismissing Orange County's contention that an environmental impact statement was required for the additional storage plan at the Harris plant, and ruling in CP&L's favor to permit CP&L to proceed with the pool storage plan. On March 16, 2001, the Orange County Commissioners petitioned the NRC for review of the ASLB order and filed a request for a stay of that order. CP&L and the NRC staff will respond to the petition and the request for stay. The Company cannot predict the outcome of this matter.

As required under the Nuclear Waste Policy Act of 1982, CP&L and Florida Power each entered into a contract with the U.S. Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract. See Note 19 to the Progress Energy consolidated financial statements for a discussion of recent spent nuclear fuel and DOE developments.

Synthetic Fuels

Progress Energy, through its subsidiaries, is a majority owner in seven facilities and a minority owner in two facilities that produce synthetic fuel from coal fines, as defined under the Internal Revenue Service Code (Code). The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal fines used to produce such synthetic fuel. In 1999, three of the majority-owned facilities applied for and received a Private Letter Ruling (PLR) from the Internal Revenue Service (IRS) regarding several issues relating to the facilities' qualification for tax credits. During 2000, the four other majority-owned facilities applied for PLRs with the IRS. On October 26, 2000, the IRS released Revenue Procedure 2000-47, which notified taxpayers that the IRS National Office will not issue PLRs on the question of whether a solid synthetic fuel produced from coal is a "qualified fuel" under Section 29, except in the case of coke and in the case of solid synthetic fuels produced from "waste coal." The procedure also advised taxpayers, with pending ruling requests, that they can modify their requests to advise the IRS if they are producing solid synthetic fuels from waste coal sources. On December 6, 2000, the Company submitted a letter to advise the IRS that the facilities with pending ruling requests are producing solid synthetic fuel from waste coal sources and requested that they issue favorable rulings. The IRS has yet to act on the PLRs. Should the tax credits be denied on future audits, and Progress Energy fails to prevail through the IRS or legal process, there could be a significant tax liability owed for previously-taken Section 29 credits, with a significant impact on earnings and cash flows. In management's opinion, Progress Energy is complying with all the necessary requirements to be allowed such credits under Section 29 and believes it is probable, although it cannot provide certainty, that it will prevail on any credits taken.

Environmental Matters

The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several manufactured gas plant (MGP) sites to which both electric utilities and the gas utility have some connection. In this regard, both electric utilities and the gas utility, with other potentially responsible parties, are participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the EPA, the Florida Department of Environment and Protection (DEP) and the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). Although the Company may incur costs at these sites about which it has been notified, based upon current status of these sites, the Company does not expect those costs to be material to its consolidated financial position or results of operations.

Both electric utilities, the gas utility and EFC are periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although the Company's subsidiaries may incur costs at the sites about which they have been notified, based upon the current status of these sites, the Company does not expect those costs to be material to the consolidated financial position or results of operations of the Company.

The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Both CP&L and Florida Power have recently been asked to provide information to the EPA as part of this initiative and have cooperated in providing the requested information. The EPA has initiated enforcement actions against other utilities as part of this initiative, some of which have resulted in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments. The Company cannot predict the outcome of this matter.

In 1998, the EPA published a final rule addressing the issue of regional transport of ozone. This rule is commonly known as the NOx SIP Call. The EPA's rule requires 23 jurisdictions, including North and South Carolina, but not Florida, to further reduce nitrogen oxide emissions in order to attain a pre-set state NOx emission level by May 31, 2004. CP&L is evaluating necessary measures to comply with the rule and estimates its related capital expenditures could be approximately $370 million, which has not been adjusted for inflation. A portion of this amount that is committed to be spent from 2001 to 2003 is discussed in the "Investing Activities" section under LIQUIDITY AND

CAPITAL RESOURCES above. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to the Company's results of operations. Further controls are anticipated as electricity demand increases. The Company cannot predict the outcome of this matter.

In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals decision. Further litigation and rulemaking are anticipated. North Carolina adopted the federal eight-hour ozone standard and is proceeding with the implementation process. North Carolina has promulgated final regulations, which will require CP&L to install nitrogen oxide controls under the state's eight-hour ozone standard. The cost of those controls are included in the cost estimate of $370 million set forth above. The Company cannot predict the outcome of this matter.

The EPA published a final rule approving petitions under section 126 of the Clean Air Act, which requires certain sources to make reductions in nitrogen oxide emissions by 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina fossil-fueled electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. CP&L, other utilities, trade organizations and other states are participating in litigation challenging the EPA's action. The Company cannot predict the outcome of this matter.

Both electric utilities and the gas utility have filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the consolidated financial position or results of operations.

New Accounting Standards

See Note 1I to the Progress Energy consolidated financial statements for a discussion of the impact of new accounting standards.


CAROLINA POWER & LIGHT COMPANY
------------------------------

The information required by this item is incorporated herein by reference to the following portions of Progress Energy's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to CP&L:
RESULTS OF OPERATIONS; LIQUIDITY AND CAPITAL RESOURCES; FUTURE OUTLOOK and OTHER MATTERS.

RESULTS OF OPERATIONS
---------------------

On July 1, 2000, CP&L distributed its ownership interest in the stock of NCNG, SRS, Monroe Power and Energy Ventures to Progress Energy. Prior to that date, the consolidated operations of CP&L and Progress Energy were substantially the same. Subsequent to that date, the operations of these subsidiaries are no longer included in CP&L's results of operations and financial position.

The results of operations for CP&L and Progress Energy are substantially the same for the period 1999 compared to 1998. Additionally, the results of operations for the CP&L Electric segment are identical between CP&L and Progress Energy. The primary difference between the results of operations of Progress Energy and CP&L for the 2000 comparison period relate to the non-electric operations.

CP&L's non-electric operations for 2000 include a full year of operations for Caronet. Therefore, the $121.1 million after-tax gain from the sale of the BellSouth PCS assets in September 2000 (see Note 2B to the CP&L consolidated financial statements) is included in CP&L's results of operations. However, CP&L's other segment only includes six months of operations for NCNG, SRS, Monroe Power and Energy Ventures and therefore a comparison to the prior period is not meaningful. Additionally, the other segment operations for Progress Energy include amounts related to non-electric subsidiaries subsequent to the FPC acquisition in November 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The statement of cash flows for CP&L does not include amounts related to NCNG, SRS, Monroe Power and Energy Ventures after July 1, 2000. Additionally, the CP&L statement of cash flows does not include any amounts related to the acquisition of FPC and the issuance of debt to consummate the transaction.

CP&L's estimated capital requirements for 2001, 2002 and 2003 are $691 million, $608 million and $645 million, respectively, and primarily reflect construction expenditures to add regulated generation and upgrade existing facilities.

See Note 6 to the CP&L consolidated financial statements for information on CP&L's available credit facilities and future maturities of long-term debt at December 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

PROGRESS ENERGY, INC.
---------------------

Market risk represents the potential loss arising from adverse changes in market rates and prices. Certain market risks are inherent in the Company's financial instruments, which arise from transactions entered into in the normal course of business. The Company's primary exposures are changes in interest rates with respect to its long-term debt and commercial paper, and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. The Company manages its market risk in accordance with its established risk management policies, which may include entering into various derivative transactions.

These financial instruments are held for purposes other than trading. The risks discussed below do not include the price risks associated with non-financial instrument transactions and positions associated with the Company's operations, such as purchase and sales commitments and inventory.

Interest Rate Risk

The Company manages its interest rate risks through the use of a combination of fixed and variable rate debt. Variable rate debt has rates that adjust in periods ranging from daily to monthly. Interest rate derivative instruments may be used to adjust interest rate exposures and to protect against adverse movements in rates.

The following tables provide information as of December 31, 2000 and 1999, respectively, about the Company's interest rate risk sensitive instruments. The tables present principal cash flows and weighted-average interest rates by expected maturity dates for the fixed and variable rate long-term debt, commercial paper, FPC obligated mandatorily redeemable securities of trust, and other short-term indebtedness. For interest-rate swaps and interest-rate forward contracts, the tables present notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the interest-rate swaps and the settlement amounts under the interest-rate forward contracts.

December 31, 2000
-----------------

                                                                                                               Fair Value
                                                                                                              December 31,
                                  2001      2002      2003      2004      2005      Thereafter     Total          2000
--------------------------------------------------------------------------------------------------------------------------

(Dollars in millions)

Fixed rate long-term debt         $  184    $  182    $  282    $  368    $  348     $2,319        $3,683      $3,636
Average interest rate               6.84%     6.45%     6.42%     6.83%     7.40%      7.03%         6.96%          -
Variable rate long-term debt           -         -         -         -         -     $  620        $  620      $  621
Average interest rate                  -         -         -         -         -       4.72%         4.72%          -
Commercial paper                       -         -    $  986         -         -          -        $  986      $  986
Average interest rate                  -         -      7.25%        -         -          -          7.25%          -
Extendible notes                       -    $  500         -         -         -                   $  500      $  500
Average interest rate                  -      6.76%        -         -         -                     6.76%          -
FPC mandatorily redeemable
  securities of trust                  -         -         -         -         -     $  300        $  300      $  272
Fixed rate                                                                             7.10%         7.10%          -
Interest-rate swaps:
Pay fixed/receive variable (1)         -    $  500         -         -         -          -        $  500      $ (9.1)
Interest rate forward
  contracts related to
  anticipated long-term debt
  issuances (2)                   $1,125         -         -         -         -          -        $1,125      $(37.5)


(1) Receives floating rate based on three-month LIBOR and pays fixed rate of 7.17%
(2) Receives floating rate based on three-month LIBOR and pays weighted-average fixed rates of approximately 6.77%.

December 31, 1999
-----------------

                                                                                                              Fair Value
                                                                                                              December 31,
                                  2000      2001      2002      2003      2004      Thereafter     Total         1999
--------------------------------------------------------------------------------------------------------------------------

(Dollars in millions)

Fixed rate long-term debt         $  197         -    $  100    $    7    $  300     $1,319        $1,923      $1,845
Average interest rate               6.15%        -      7.17%    12.88%     6.88%      7.09%         7.01%          -
Variable rate long-term debt           -         -         -         -         -     $  620        $  620      $  622
Average interest rate                  -         -         -         -         -       3.32%         3.32%          -
Commercial paper                  $  363         -         -         -         -          -        $  363      $  363
Average interest rate               6.07%        -         -         -         -          -          6.07%          -
Extendible notes                  $  332         -         -         -         -          -        $  332      $  332
Average interest rate               5.88%        -         -         -         -          -          5.88%          -
-------------------------------------------------------------------------------------------------------------------------

Marketable Securities Price Risk

The Company's electric utility subsidiaries maintain trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning their nuclear plants. These funds are primarily invested in stocks, bonds and cash equivalents, which are exposed to price fluctuations in equity markets and to changes in interest rates. At December 31, 2000 the fair value of this fund was $812.0 million, of which $411.3 million related to CP&L. At December 31, 1999 the fair value of this fund was $379.9 million which only includes the trust funds of CP&L, as Florida Power was acquired in November 2000. The Company actively monitors its portfolio by benchmarking the performance of its investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes. The accounting for nuclear decommissioning recognizes the costs as recovered through the Company's regulated electric rates and, therefore, fluctuations in trust fund marketable security returns do not affect the earnings of the Company.

CVO Market Value Risk

In connection with the acquisition of FPC, the Company issued 98.6 million CVOs. Each CVO represents the right to receive contingent payments based on the performance of four synthetic fuel facilities purchased by subsidiaries of FPC in October 1999. The payments, if any, are based on the net after-tax cash flows the facilities generate. These CVOs are valued at fair value and unrealized gains and losses from changes in fair value are recognized in earnings. At December 31, 2000, the fair value of these CVOs was $40.4 million. A hypothetical 10% decrease in market price would result in a $4.0 million decrease in the fair value of the CVOs.

CAROLINA POWER & LIGHT COMPANY
------------------------------

The information required by this item is incorporated herein by reference to the Progress Energy Quantitative and Qualitative Disclosures About Market Risk insofar as it relates to CP&L. For the December 31, 2000 interest rate risk information, the quantitative information incorporated from the Progress Energy market risk disclosures mainly relates to CP&L except for approximately $1.7 billion of fixed-rate long term debt with a fair value of approximately $1.7 billion and an average interest rate of 6.73%; $500 million of variable rate commercial paper with a fair value of $500 million and an average interest rate of 7.10% and $300 million of FPC mandatorily redeemable securities of trust with a fair value of $272 million and a fixed interest rate of 7.10%. These interest rate risk sensitive instruments have been issued by FPC and its subsidiaries. Additionally, the approximate $1.1 billion notional amount of interest rate forward contracts have been issued by Progress Energy.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   --------------------------------------------------------

The following consolidated financial statements, supplementary data and consolidated financial statement schedules are included herein:


                                                                                               Page
                                                                                               ----
Progress Energy, Inc.
---------------------

Independent Auditors' Report - Deloitte & Touche LLP                                             56

Independent Auditors' Report - KPMG LLP                                                          57

Consolidated Financial Statements - Progress Energy:

Consolidated Statements of Income for the Years Ended December 31, 2000, 1999, and 1998,         58
Consolidated Balance Sheets as of December 31, 2000 and 1999                                     59
Consolidated Statements of Cash Flow for the Years Ended December 31, 2000, 1999
   and 1998                                                                                      60
Consolidated Schedules of Capitalization as of December 31, 2000 and 1999                        61
Consolidated Statements of Retained Earnings for the Years Ended December 31, 2000, 1999
   and 1998                                                                                      62
Consolidated Quarterly Financial Data (Unaudited)                                                62
Notes to Consolidated Financial Statements                                                       63

Carolina Power & Light Company
------------------------------
Independent Auditors' Report - Deloitte & Touche LLP                                             84

Consolidated Financial Statements - CP&L:

Consolidated Statements of Income for the Years Ended December 31, 2000, 1999, and 1998          85
Consolidated Balance Sheets as of December 31, 2000 and 1999                                     86
Consolidated Statements of Cash Flow for the Years Ended December 31, 2000, 1999
   and 1998                                                                                      87
Consolidated Schedules of Capitalization as of December 31, 2000 and 1999                        88
Consolidated Statements of Retained Earnings for the Years Ended December 31, 2000, 1999
   and 1998                                                                                      88
Consolidated Quarterly Financial Data (Unaudited)                                                89

Notes to Consolidated Financial Statements                                                       90

Consolidated Financial Statement Schedules for the Years Ended December 31,
2000, 1999, and 1998:

           II-Valuation and Qualifying Accounts - Progress Energy, Inc.                         106
           II-Valuation and Qualifying Account - Carolina Power & Light Company                 107


All other schedules have been omitted as not applicable or not required or because the information required to be shown is included in the Consolidated Financial Statements or the accompanying Notes to the Consolidated Financial Statements.

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF PROGRESS ENERGY, INC.

We have audited the accompanying consolidated balance sheets and schedules of capitalization of Progress Energy, Inc. and its subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also include the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Florida Progress Corporation (a consolidated subsidiary since November 30, 2000) for the year ended December 31, 2000, which statements reflect total assets constituting 31% of the related consolidated total assets as of December 31, 2000. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as is relates to the amounts included for Florida Progress Corporation, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
February 15, 2001

Independent Auditors' Report


To the Board of Directors of Florida Progress Corporation:

We have audited the consolidated balance sheet and schedule of capitalization of Florida Progress Corporation and subsidiaries as of December 31, 2000 (not separately presented herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The consolidated financial statements referred to in the introductory paragraph have been prepared based on the Company's historical cost basis and do not include any "push down" of Progress Energy, Inc.'s acquisition cost basis as a result of Progress Energy, Inc.'s acquisition of the Company on November 30, 2000.

In our opinion, the consolidated balance sheet and schedule of capitalization present fairly, in all material respects, the financial position of Florida Progress Corporation and subsidiaries as of December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/KPMG LLP
St. Petersburg, Florida
February 15, 2001

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS of INCOME
---------------------------------

                                                                                Years ended December 31
(In thousands except per share data)                                     2000              1999              1998
---------------------------------------------------------------------------------------------------------------------

Operating Revenues
   Electric                                                            $ 3,565,281       $ 3,138,846     $ 3,130,045
   Natural gas                                                             324,499            98,903               -
   Diversified businesses                                                  229,093           119,866          61,623
---------------------------------------------------------------------------------------------------------------------
     Total Operating Revenues                                            4,118,873         3,357,615       3,191,668
---------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                                        686,754           581,340         571,419
   Purchased power                                                         364,977           365,425         382,547
   Gas purchased for resale                                                250,902            67,465               -
   Other operation and maintenance                                         823,549           682,407         642,478
   Depreciation and amortization                                           740,470           495,670         487,097
   Taxes other than on income                                              165,393           142,741         141,504
   Harris Plant deferred costs, net                                         14,278             7,435           7,489
   Diversified businesses                                                  352,992           174,589         111,584
---------------------------------------------------------------------------------------------------------------------
        Total Operating Expenses                                         3,399,315         2,517,072       2,344,118
---------------------------------------------------------------------------------------------------------------------
Operating Income                                                           719,558           840,543         847,550
---------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                          26,984            10,336           9,526
   Gain on sale of assets                                                  200,000                 -               -
   Other, net                                                              (3,122)          (33,706)         (29,075)
---------------------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                                       223,862          (23,370)         (19,549)
---------------------------------------------------------------------------------------------------------------------
Income before Interest Charges and Income Taxes                            943,420           817,173         828,001
---------------------------------------------------------------------------------------------------------------------
Interest Charges
   Long-term debt                                                          237,494           180,676         169,901
   Other interest charges                                                   45,459            10,298          11,156
   Allowance for borrowed funds used during construction                  (20,668)          (11,510)          (6,821)
---------------------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                                        262,285           179,464         174,236
---------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                                 681,135           637,709         653,765
Income Taxes                                                               202,774           258,421         257,494
---------------------------------------------------------------------------------------------------------------------
Net Income                                                             $   478,361       $   379,288     $   396,271
---------------------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding                                          157,169           148,344         143,941
---------------------------------------------------------------------------------------------------------------------
Basic Earnings per Common Share                                        $      3.04       $      2.56     $      2.75
---------------------------------------------------------------------------------------------------------------------
Diluted Earnings per Common Share                                      $      3.03       $      2.55     $      2.75
---------------------------------------------------------------------------------------------------------------------
Dividends Declared per Common Share                                    $     2.075       $     2.015     $     1.955
---------------------------------------------------------------------------------------------------------------------

See Notes to Progress Energy, Inc. consolidated financial statements.

PROGRESS ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
---------------------------

(In thousands)                                                                          December 31
Assets                                                                         2000                     1999
---------------------------------------------------------------------------------------------------------------------

Utility Plant
  Electric utility plant in service                                          $   18,124,036           $   10,633,823
  Gas utility plant in service                                                      378,464                  354,773
  Accumulated depreciation                                                      (9,350,235)              (4,975,405)
---------------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                             9,152,265                6,013,191
  Held for future use                                                                16,302                   11,282
  Construction work in progress                                                   1,043,439                  536,017
  Nuclear fuel, net of amortization                                                 224,692                  204,323
---------------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                                 10,436,698                6,764,813
---------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                         101,296                   79,871
  Accounts receivable                                                               925,911                  446,367
  Inventory                                                                         420,985                  247,913
  Deferred fuel cost                                                                217,806                   81,699
  Prepayments                                                                        50,040                   42,631
  Assets held for sale, net                                                         747,745                        -
  Other current assets                                                              192,347                  180,852
---------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                      2,656,130                1,079,333
---------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Income taxes recoverable through future rates                                     208,997                  229,008
  Deferred purchased power contract termination costs                               226,656                        -
  Harris Plant deferred costs                                                        44,813                   56,142
  Unamortized debt expense                                                           38,771                   10,924
  Nuclear decommissioning trust funds                                               811,998                  379,949
  Diversified business property, net                                                729,662                  239,982
  Miscellaneous other property and investments                                      510,935                  252,454
  Goodwill, net                                                                   3,652,429                  288,970
  Prepaid pension costs                                                             373,151                        -
  Other assets and deferred debits                                                  400,772                  192,444
---------------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                    6,998,184                1,649,873
---------------------------------------------------------------------------------------------------------------------
           Total Assets                                                      $   20,091,012            $   9,494,019
---------------------------------------------------------------------------------------------------------------------

Capitalization and Liabilities
---------------------------------------------------------------------------------------------------------------------
Capitalization (See consolidated schedules of capitalization)
---------------------------------------------------------------------------------------------------------------------
  Common stock equity                                                        $    5,424,201            $   3,412,647
  Preferred stock of subsidiaries-not subject to mandatory redemption                92,831                   59,376
  Long-term debt, net                                                             5,890,099                3,028,561
---------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                     11,407,131                6,500,584
---------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                 184,037                  197,250
  Accounts payable                                                                  828,568                  269,053
  Interest accrued                                                                  121,433                   47,607
  Dividends declared                                                                107,645                   80,939
  Short-term obligations                                                          3,972,674                  168,240
  Other current liabilities                                                         448,302                  130,036
---------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                 5,662,659                  893,125
---------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                               1,807,192                1,632,778
  Accumulated deferred investment tax credits                                       261,255                  203,704
  Postretirement benefit obligation                                                 273,671                  109,859
  Other liabilities and deferred credits                                            679,104                  153,969
---------------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                              3,021,222                2,100,310
---------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 19)
---------------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                                $   20,091,012            $   9,494,019
---------------------------------------------------------------------------------------------------------------------

See Notes to Progress Energy, Inc. consolidated financial statements.

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS of CASH FLOWS
-------------------------------------

                                                                                              Years ended December 31
(In thousands)                                                                          2000           1999             1998
---------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                           $   478,361      $   379,288     $   396,271
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                      834,950          588,123         578,348
      Harris Plant deferred costs                                                         11,329            3,878           3,704
      Deferred income taxes                                                              (73,446)         (32,495)        (38,517)
      Investment tax credit                                                               (5,261)         (10,299)        (10,206)
      Gain on sale of assets                                                            (200,000)               -               -
      Deferred fuel credit                                                               (76,704)         (39,052)        (22,017)
      Net increase in receivables, inventories, prepaid expenses
         and other current assets                                                        (48,187)        (168,148)        (62,351)
      Net (decrease) increase in payables and accrued expenses                           (12,214)          31,991          43,652
      Other                                                                              (48,920)          75,867           2,330
---------------------------------------------------------------------------------------------------------------------------------
         Net Cash Provided by Operating Activities                                       859,908          829,153         891,214
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Gross property additions                                                                (950,198)        (689,054)       (424,263)
Nuclear fuel additions                                                                   (59,752)         (75,641)       (102,511)
Acquisition of Florida Progress Corporation                                           (3,461,917)               -               -
Proceeds from sale of assets                                                             212,825                -               -
Contributions to nuclear decommissioning trust                                           (32,391)         (30,825)        (30,848)
Net cash flow of company-owned life insurance program                                     (4,291)          (6,542)         (1,954)
Investments in non-utility activities                                                   (242,688)        (199,525)       (103,543)
---------------------------------------------------------------------------------------------------------------------------------
          Net Cash Used in Investing Activities                                       (4,538,412)      (1,001,587)       (663,119)
---------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt                                                 783,052          400,970           6,255
Net increase in short-term indebtedness                                                3,782,071          339,100         242,100
Net increase (decrease) in outstanding payments                                          193,107         (117,643)          26,211
Retirement of long-term debt                                                            (710,373)        (113,335)       (208,050)
Dividends paid on common stock                                                          (368,004)        (293,704)       (279,717)
Other                                                                                        (66)           6,169            (448)
---------------------------------------------------------------------------------------------------------------------------------
           Net Cash Provided by (Used in) Financing Activities                         3,679,787          221,557        (213,649)
---------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                                  1,283           49,123          14,446
---------------------------------------------------------------------------------------------------------------------------------
Increase in Cash from Acquisition (See Noncash Activities)                                20,142            1,876               -
Cash and Cash Equivalents at Beginning of the Year                                        79,871           28,872          14,426
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                             $   101,296      $    79,871     $    28,872
---------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest                                                 $   244,224      $   174,101     $   171,946
                            income taxes                                             $   367,665      $   284,535     $   329,739


Noncash Activities
On July 15, 1999, the Company purchased all outstanding shares of North Carolina Natural Gas Corporation (NCNG). In conjunction with the purchase of NCNG, the Company issued approximately $360 million in common stock.

On June 28, 2000, Caronet, a wholly-owned subsidiary of the Company, contributed net assets in the amount of $93.0 million in exchange for a 35% ownership interest (15% voting interest) in a newly formed company.

On November 30, 2000, the Company purchased all outstanding shares of Florida Progress Corporation (FPC). In conjunction with the purchase of FPC, the Company issued approximately $1.9 billion in common stock and approximately $49.3 million in contingent value obligations.

See Notes to Progress Energy, Inc. consolidated financial statements.

PROGRESS ENERGY, INC.
CONSOLIDATED SCHEDULES of CAPITALIZATION
----------------------------------------

                                                                                                     December 31
(Dollars in thousands except per share data)                                                   2000               1999
---------------------------------------------------------------------------------------------------------------------------
Common Stock Equity
Common stock without par value, authorized 500,000,000 shares, issued and
outstanding 206,089,047 and 159,599,650 shares, respectively                             $ 3,621,610          $ 1,754,187
Unearned restricted stock awards                                                             (12,708)              (7,938)
Unearned ESOP common stock                                                                  (127,211)            (140,153)
Capital stock issuance expense                                                                     -                 (794)
Retained earnings                                                                          1,942,510            1,807,345
---------------------------------------------------------------------------------------------------------------------------
     Total Common Stock Equity                                                           $ 5,424,201          $ 3,412,647
---------------------------------------------------------------------------------------------------------------------------
Preferred Stock of Subsidiaries-not subject to mandatory redemption
Carolina Power & Light Company:

Authorized - 300,000 shares $5.00 cumulative, $100 par value Preferred Stock;
20,000,000 shares cumulative, $100 par value Serial Preferred Stock
 $5.00 Preferred - 236,997 and 237,259  shares outstanding, respectively
 (redemption price $110.00)                                                              $    24,349          $    24,376
 $4.20 Serial Preferred - 100,000 shares outstanding  (redemption price $102.00)              10,000               10,000
 $5.44 Serial Preferred - 249,850 and 250,000 shares outstanding, respectively
 (redemption price $101.00)                                                                   24,985               25,000
---------------------------------------------------------------------------------------------------------------------------
                                                                                              59,334               59,376
---------------------------------------------------------------------------------------------------------------------------

Florida Power Corporation:

Authorized - 4,000,000 shares cumulative, $100 par value Preferred Stock;
5,000,000 shares cumulative, no par value preferred stock; 1,000,000 shares,
$100 par value Preference Stock
   $100 par value Preferred Stock:
    4.00% - 39,980 shares outstanding (redemption price $104.25)                               3,998                    -
    4.40% - 75,000 shares outstanding (redemption price $102.00)                               7,500                    -
    4.58% - 99,990 shares outstanding (redemption price $101.00)                               9,999                    -
    4.60% - 39,997 shares outstanding (redemption price $103.25)                               4,000                    -
    4.75% - 80,000 shares outstanding (redemption price $102.00)                               8,000                    -
----------------------------------------------------------------------------------------------------------------------------
                                                                                              33,497                    -
-----------------------------------------------------------------------------------------------------------------------------
     Total Preferred Stock of Subsidiaries - not subject to mandatory redemption         $    92,831          $    59,376
-----------------------------------------------------------------------------------------------------------------------------
Long-Term Debt (maturities and weighted average interest
rates as of December 31, 2000)
Carolina Power and Light Company:
First mortgage bonds, maturing 2002-2024                                   7.02%         $ 1,800,000          $ 1,866,130
Pollution control obligations, maturing 2014-2024                          4.99%             713,770              497,640
Unsecured subordinated debentures, maturing 2025                           8.55%             125,000              125,000
Extendible notes, maturing 2002                                            6.76%             500,000              331,760
Commercial paper reclassified to long-term debt                            7.40%             486,297              362,600
Miscellaneous notes                                                                            8,360               54,846
Unamortized premium and discount, net                                                        (12,407)             (12,165)
---------------------------------------------------------------------------------------------------------------------------
                                                                                           3,621,020            3,225,811
---------------------------------------------------------------------------------------------------------------------------
Florida Power Corporation:
First mortgage bonds, maturing 2003-2023                                   6.94%             510,000                    -
Pollution control revenue bonds, maturing 2014-2027                        6.59%             240,865                    -
Medium-term notes, maturing 2001-2028                                      6.69%             531,100                    -
Commercial paper reclassified to long-term debt                            6.89%             200,000                    -
Unamortized premium and discount, net                                                         (2,849)                   -
---------------------------------------------------------------------------------------------------------------------------
                                                                                           1,479,116                    -
---------------------------------------------------------------------------------------------------------------------------
Florida Progress Funding Corporation:
Mandatorily redeemable preferred securities, maturing 2039                 7.10%             300,000                    -
---------------------------------------------------------------------------------------------------------------------------
                                                                                             300,000                    -
---------------------------------------------------------------------------------------------------------------------------
Progress Capital Holdings:
Medium-term notes, maturing 2001-2008                                      6.85%             374,000                    -
Commercial paper reclassified to long-term debt                            7.24%             300,000                    -
---------------------------------------------------------------------------------------------------------------------------
                                                                                             674,000                    -
---------------------------------------------------------------------------------------------------------------------------
Current portion of long-term debt                                                           (184,037)            (197,250)
---------------------------------------------------------------------------------------------------------------------------
        Total Long-Term Debt, Net                                                        $ 5,890,099          $ 3,028,561
---------------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                             $11,407,131          $ 6,500,584
---------------------------------------------------------------------------------------------------------------------------


See Notes to Progress Energy, Inc. consolidated financial statements.

PROGRESS ENERGY, INC.
CONSOLIDATED STATEMENTS of RETAINED EARNINGS
--------------------------------------------

                                                                                       Years ended December 31

(In thousands except per share data)                                       2000                1999              1998
---------------------------------------------------------------------------------------------------------------------------

Retained Earnings at Beginning of Year                                   $ 1,807,345         $ 1,728,301       $ 1,613,881
Net income                                                                   478,361             379,288           396,271
Common stock dividends at annual per share rate of
   $2.075, $2.015 and $1.955, respectively                                  (343,196)           (300,244)         (281,851)
---------------------------------------------------------------------------------------------------------------------------
Retained Earnings at End of Year                                         $ 1,942,510         $ 1,807,345       $ 1,728,301
---------------------------------------------------------------------------------------------------------------------------



PROGRESS ENERGY, INC.
CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
-------------------------------------------------

(In thousands except per share data)           First Quarter (a)    Second Quarter (a)     Third Quarter (a)      Fourth Quarter (a)
------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2000
Operating revenues                                $ 877,140           $ 892,304              $ 1,084,200           $ 1,265,229
Operating income                                    185,110             214,184                  296,592                23,672  (c)
Net income                                           85,261             107,460                  297,083 (b)           (11,443) (c)
Common stock data:
Basic earnings per common share                         .56                 .70                     1.94 (b)             (0.07) (c)
Diluted earnings per common share                       .56                 .70                     1.93 (b)             (0.07) (c)
Dividends paid per common share                        .515                .515                     .515                  .515
Price per share - high                                37.00               38.00                    41.94                 49.38
                  Low                                 28.25               31.00                    31.50                 38.00
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
Operating revenues                                $ 762,902           $ 762,822              $ 1,024,756           $   807,135
Operating income                                    199,361             157,371                  308,963               174,848
Net income                                           91,470              62,417                  147,112                78,289
Common stock data:
Basic and diluted earnings per common share             .63                 .43                      .97                   .51
Dividends paid per common share                         .50                 .50                      .50                   .50
Price per share - high                                47.88               45.00                    43.25                 36.81
                  low                                 37.63               36.63                    34.13                 29.25
------------------------------------------------------------------------------------------------------------------------------------

(a) In the opinion of management, all adjustments necessary to fairly present amounts shown for interim periods have been made. Results of operations for an interim period may not give a true indication of results for the year.
(b)  Includes gain on sale of BellSouth Carolinas PCS Partnership interest.
(c) Includes approved further accelerated depreciation of $125 million on nuclear generating assets.

See Notes to Progress Energy, Inc. consolidated financial statements.

PROGRESS ENERGY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

     A.  Organization

     Progress Energy, Inc. (the Company) is a registered holding company under the Public Utility Holding Company Act (PUHCA) of 1935. Both the Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company was formed as a result of the reorganization of Carolina Power & Light Company (CP&L) into a holding company structure on June 19, 2000. All shares of common stock of CP&L were exchanged for an equal number of shares of the Company. On December 4, 2000, the Company changed its name from CP&L Energy, Inc. to Progress Energy, Inc. Through its wholly-owned subsidiaries, CP&L, Florida Power Corporation (Florida Power) and North Carolina Natural Gas Corporation (NCNG), the Company is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida and the transport, distribution and sale of natural gas in portions of North Carolina. The Company also engages in business areas such as telecommunications, coal and synthetic fuel operations, energy management and related services and merchant energy generation.

     The Company's results of operations include the results of Florida Progress Corporation for the period subsequent to November 30, 2000, and of North Carolina Natural Gas Corporation for the periods subsequent to July 15, 1999 (See Note 2).

     B. Basis of Presentation

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the activities of the Company and its majority-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation except as permitted by Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which provides that profits on intercompany sales to regulated affiliates are not eliminated if the sales price is reasonable and the future recovery of the sales price through the rate making process is probable. The accounting records of CP&L, Florida Power and NCNG (collectively, "the utilities") are maintained in accordance with uniform systems of accounts prescribed by the Federal Energy Regulatory Commission
     (FERC), the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (SCPSC) and the Florida Public Service Commission (FPSC). Certain amounts for 1999 and 1998 have been reclassified to conform to the 2000 presentation.

     C. Use of Estimates and Assumptions

     In preparing consolidated financial statements that conform with generally accepted accounting principles, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates.

     D. Utility Plant

     The cost of additions, including betterments and replacements of units of property, is charged to utility plant. Maintenance and repairs of property, and replacements and renewals of items determined to be less than units of property, are charged to maintenance expense. The cost of units of property replaced, renewed or retired, plus removal or disposal costs, less salvage, is charged to accumulated depreciation. Subsequent to the acquisition of Florida Progress Corporation, Florida Power's utility plant continues to be presented on a gross basis to reflect the treatment of such plant in cost-based regulation. Generally, electric utility plant, other than nuclear fuel is pledged as collateral for the first mortgage bonds of CP&L and Florida Power. Gas utility plant is not currently pledged as collateral for such bonds.

     The balances of utility plant in service at December 31 are listed below (in thousands), with a range of depreciable lives for each:

                                                    2000                1999
                                                 -----------         ----------
     Electric
       Production plant  (7-33 years)            $10,014,635         $6,413,121
       Transmission plant  (30-75 years)           1,964,652          1,018,114
       Distribution plant  (12-50 years)           5,292,134          2,676,881
       General plant and other (8-75 years           852,615            525,707
                                                 -----------        -----------
       Total electric utility plant              $18,124,036        $10,633,823
     Gas plant (10-40 years)                         378,464            354,773
                                                 -----------        -----------
     Utility plant in service                    $18,502,500        $10,988,596
                                                 ===========        ===========

     As prescribed in the regulatory uniform systems of accounts, an allowance for the cost of borrowed and equity funds used to finance utility plant construction (AFUDC) is charged to the cost of the plant. Regulatory authorities consider AFUDC an appropriate charge for inclusion in the rates charged to customers by the utilities over the service life of the property. The equity funds portion of AFUDC is credited to other income and the borrowed funds portion is credited to interest charges. The total equity funds portion of AFUDC was $15.5 million and $3.9 million in 2000 and 1999, respectively. There were no amounts credited to other income for AFUDC during 1998. The composite AFUDC rate for CP&L's electric utility plant was 8.16%, 6.4% and 5.6% in 2000, 1999 and 1998, respectively. The composite AFUDC rate for Florida Power's electric utility plant was 7.8% in 2000. The composite AFUDC rate for NCNG's gas utility plant was 10.09% in 2000 and 1999.

     E. Diversified Business Property

     The following is a summary of diversified business property (in thousands):

                                                  2000                1999
                                                 --------          ---------

     Property, plant and equipment               $566,972          $ 195,892
     Construction work in progress                188,584             65,848
     Accumulated depreciation                     (25,894)           (21,758)
                                                 --------          ---------
     Diversified business property, net          $729,662          $ 239,982
                                                 ========          =========

     Diversified business property is stated at cost. Depreciation is computed on a straight-line basis using the following estimated useful lives: telecommunications equipment - 5 to 20 years; computers, office equipment and software - 3 to 10 years; merchant generation and synthetic fuel facilities - 7 to 25 years. Depletion of coal reserves is provided on the units-of-production method based upon the estimates of recoverable tons of clean coal.

     F. Depreciation and Amortization

     For financial reporting purposes, substantially all depreciation of utility plant other than nuclear fuel is computed on the straight-line method based on the estimated remaining useful life of the property, adjusted for estimated net salvage. Depreciation provisions, including decommissioning costs (See Note 1G) and excluding accelerated cost recovery of nuclear generating assets, as a percent of average depreciable property other than nuclear fuel, were approximately 4.1% in 2000 and 3.9% in 1999 and 1998. Depreciation provisions totaled $721.0 million, $409.6 million and $394.4 million in 2000, 1999 and 1998, respectively.

     Depreciation and amortization expense also includes amortization of deferred operation and maintenance expenses associated with Hurricane Fran, which struck significant portions of CP&L's service territory in September 1996. In 1996, the NCUC authorized CP&L to defer these expenses (approximately $40 million) with amortization over a 40-month period, which expired in December 1999.

     With approval from the NCUC and the SCPSC, CP&L accelerated the cost recovery of its nuclear generating assets beginning January 1, 2000 and continuing through 2004. Also in 2000, CP&L received approval from the commissions to further accelerate the cost recovery of its nuclear generation facilities in 2000. The accelerated cost recovery of these assets resulted in additional depreciation expense of approximately $275 million during 2000 (See

     Note 12B). Pursuant to authorizations from the NCUC and the SCPSC, CP&L accelerated the amortization of certain regulatory assets over a three-year period beginning January 1997 and expiring December 1999. The accelerated amortization of these regulatory assets resulted in additional depreciation and amortization expenses of approximately $68 million in 1999 and 1998.

     Amortization of nuclear fuel costs, including disposal costs associated with obligations to the U.S. Department of Energy (DOE), is computed primarily on the unit-of-production method and charged to fuel expense. Costs related to obligations to the DOE for the decommissioning and decontamination of enrichment facilities are also charged to fuel expense.

     Goodwill, the excess of purchase price over fair value of net assets of businesses acquired, is being amortized on a straight-line basis over periods ranging from 7 to 40 years. Accumulated amortization was $24.5 million and $11.5 million at December 31, 2000 and 1999, respectively. The recoverability of goodwill is reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such evaluation is based on various analyses, including undiscounted cash flows of the acquired operation.

     The Financial Accounting Standards Board (FASB) is proceeding with its project related to business combinations and accounting for goodwill. This project, as proposed, would eliminate the amortization of goodwill and, instead, would require goodwill to be reviewed periodically for impairment. The FASB plans to issue a final statement in June 2001.

     G. Decommissioning and Dismantlement Provisions

     In the Company's retail jurisdictions, provisions for nuclear decommissioning costs are approved by the NCUC, the SCPSC and the FPSC and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdictions, the provisions for nuclear decommissioning costs are approved by FERC. Decommissioning cost provisions, which are included in depreciation and amortization expense, were $32.5 million in 2000 and $33.3 million in 1999 and 1998.

     Accumulated decommissioning costs, which are included in accumulated depreciation, were $1.0 billion and $568.0 million at December 31, 2000 and 1999, respectively. These costs include amounts retained internally and amounts funded in externally managed decommissioning trusts. Trust earnings increase the trust balance with a corresponding increase in the accumulated decommissioning balance. These balances are adjusted for net unrealized gains and losses related to changes in the fair value of trust assets.

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

     Florida Power's most recent site-specific estimate of decommissioning costs for the Crystal River Nuclear Plant (CR3) was developed in 2000 based on prompt dismantlement decommissioning. The estimate, in 2000 dollars, was $515.8 million and is subject to change based on the same factors as discussed above for CP&L's estimates. CR3's operating license expires in 2016.

     Management believes that the decommissioning costs being recovered through rates by CP&L and Florida Power, when coupled with reasonable assumed after-tax fund earnings rates, are currently sufficient to provide for the costs of decommissioning.

     Florida Power maintains a reserve for fossil plant dismantlement. At December 31, 2000 this reserve was approximately $134.6 million and was included in accumulated depreciation.

     The FASB is proceeding with its project regarding accounting practices related to obligations associated with the retirement of long-lived assets. An exposure draft was issued in February 2000 and a final statement is expected to
                                       65
     be issued during the second quarter of 2001. It is uncertain what effects it may ultimately have on the Company's accounting for decommissioning, dismantlement and other retirement costs.

     H. Other Policies

     The Company recognizes electric utility revenues as service is rendered to customers. Operating revenues include unbilled electric utility revenues earned when service has been delivered but not billed by the end of the accounting period.

     Fuel expense includes fuel costs or recoveries that are deferred through fuel clauses established by the electric utilities' regulators. These clauses allow the utilities to recover fuel costs and portions of purchased power costs through surcharges on customer rates. NCNG is also allowed to recover the costs of gas purchased for resale through customer rates.

     Other property and investments are stated principally at cost. The Company maintains an allowance for doubtful accounts receivable, which totaled approximately $28.1 million and $16.8 million at December 31, 2000 and 1999, respectively. Inventory, which includes fuel, materials and supplies, and gas in storage, is carried at average cost. Long-term debt premiums, discounts and issuance expenses for the utilities are amortized over the life of the related debt using the straight-line method. Any expenses or call premiums associated with the reacquisition of debt obligations by the utilities are amortized over the remaining life of the original debt using the straight-line method, except that the balance existing at December 31, 1996 was amortized on a three-year accelerated basis. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     I. Impact of New Accounting Standard

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The Company estimates that the transition adjustment to implement this new standard will be a decrease in other comprehensive income of $23.6 million, net of tax. This adjustment will be recognized as of January 1, 2001, as a cumulative effect of a change in accounting principle. There will not be a significant transition adjustment affecting the consolidated statement of income. The ongoing effects of SFAS No. 133 will depend on future market conditions and the Company's positions in derivative instruments and hedging activities.

2.   Acquisitions and Dispositions

     A. Florida Progress Corporation

     On November 30, 2000, the Company completed its acquisition of Florida Progress Corporation (FPC) for an aggregate purchase price of approximately $5.4 billion. The Company paid cash consideration of approximately $3.5 billion and issued 46.5 million common shares valued at approximately $1.9 billion. In addition, the Company issued 98.6 million contingent value obligations (CVO) valued at approximately $49.3 million (See Note 11). The purchase price includes $18.6 million in direct transaction costs.

     FPC is a diversified, exempt electric utility holding company. Florida Power, FPC's largest subsidiary is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity. FPC also has diversified non-utility operations owned through Progress Capital Holdings, Inc. Included in diversified operations is Electric Fuels Corporation, an energy and transportation company. The primary segments of Electric Fuels are energy and related services, rail services, and inland marine transportation.

     The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations for FPC have been included in the Company's consolidated financial statements since the date of acquisition. Identifiable assets acquired and liabilities assumed have been recorded at their estimated fair values of $6.9 billion and $4.9 billion, respectively. The excess of the purchase price over the estimated fair value of the net identifiable assets and liabilities acquired has been recorded as goodwill. The goodwill, of approximately $3.4 billion, is being amortized on a straight-line basis over a period of primarily 40 years.

     The fair values of FPC's rate-regulated net assets acquired were considered to be equivalent to book value since book value represents the amount that will be recoverable through regulated rates. The allocation of the purchase price included estimated amounts expected to be realized from the sale of FPC's Rail Services and Inland Marine Transportation business segments which are classified as net assets held for sale (See Note 4). The SEC order approving the merger requires the Company to divest of certain other immaterial non-regulated investments of Florida Power.

     The allocation of purchase price includes the assumption of liabilities associated with change in control payments triggered by the acquisition and executive termination benefits, totaling approximately $50.8 million. Substantially all change in control and executive termination payments had been paid as of December 31, 2000. In addition, the Company began the implementation of a plan to combine operations of the companies resulting in a non-executive involuntary termination cost accrual of approximately $52.2 million. Approximately $41.8 million is attributable to Florida Power employees and has been reflected as part of the purchase price allocation, while approximately $10.4 million attributable to acquiring company employees was charged to operating results. The Company expects to complete the implementation of the plan by the end of June 2001.

     Preliminary actuarial valuations resulted in adjustments to increase the other postretirement benefits liability by $16.8 million and the prepaid pension asset by $222.0 million. These preliminary adjustments were substantially offset by the establishment of an other postretirement benefits regulatory asset of approximately $15.9 million and a pension regulatory liability of $207.2 million. In addition, an adjustment increased the supplementary defined benefit retirement plan liability by $24.4 million.

     The final purchase price allocation and estimated life of goodwill are subject to adjustment for changes in the Company's preliminary assumptions and analyses, pending additional information concerning asset and liability valuations and the evaluation of certain pre-acquisition contingent liabilities, including but not limited to:

     o final actuarial valuations of pension and other postretirement benefit plan obligations
     o proceeds realized from the disposition of assets held for sale
     o valuations of non-regulated businesses and individual assets and liabilities

     The following unaudited pro forma combined results of operations for the years ended December 31, 2000 and 1999 have been prepared assuming the acquisition of FPC had occurred at the beginning of each period. The pro forma results are provided for information only. The results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the indicated date, nor are they necessarily indicative of future results of operations of the combined companies.

     (in thousands, except per share data)        2000                1999
                                                  ----                ----

     Revenues                                    $7,087,543          $6,181,494
     Net income                                  $  585,863          $  445,570
     Basic and diluted earnings per share        $     2.93          $     2.29
     Average shares                                 199,722             194,591


     B. North Carolina Natural Gas Corporation

     On July 15, 1999, the Company completed the acquisition of NCNG for an aggregate purchase price of approximately $364 million, resulting in the issuance of approximately 8.3 million shares. The acquisition was accounted for as a purchase and, accordingly, the operating results of NCNG were included in the Company's consolidated financial statements beginning with the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired, approximately $240 million, was recorded as goodwill of the acquired business and is being amortized primarily over a period of 40 years.

     C. BellSouth Carolinas PCS Partnership Interest

     In September 2000, Caronet, Inc., a wholly-owned subsidiary of CP&L, sold its 10% limited partnership interest in BellSouth Carolinas PCS for $200 million. The sale resulted in an after-tax gain of $121.1 million.

 3.  Financial Information by Business Segment

     Effective with the acquisition of FPC on November 30, 2000, the Company has changed the basis of segment reporting and measurement of segment profitability beginning with the fourth quarter of 2000. Prior periods have been restated to reflect this change. The Company currently provides services through the following business segments: CP&L electric, Florida Power electric, natural gas and other.

FPC's operations consisted mainly of the Florida Power electric segment and certain other subsidiaries, which have been included in the other segment.

     The electric segments (CP&L and Florida Power) generate, transmit, distribute and sell electric energy in portions of North Carolina, South Carolina and Florida. Electric operations are subject to the rules and regulations of FERC, the NCUC, the SCPSC and the FPSC.

     The natural gas segment transports, distributes and sells gas in portions of North Carolina. Gas operations are subject to the rules and regulations of the NCUC.

     The other segment is primarily made up of merchant energy generation, coal and synthetic fuel operations and holding company operations. The other segment also includes telecommunication services, energy management services and miscellaneous non-regulated activities and elimination entries.

     For reportable segments presented in the accompanying table, segment income includes intersegment revenues accounted for at prices representative of unaffiliated party transactions.

                                                            Florida
                                              CP&L          Power          Natural                        Segment
(In thousands)                              Electric        Electric         Gas           Other           Totals
--------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED 12/31/00
Revenues
     Unaffiliated                       $    3,323,676   $    241,606  $     318,602  $     229,092   $    4,112,976
     Intersegment                                    -              -          5,897              -            5,897
                                         ---------------------------------------------------------------------------
          Total Revenues                $    3,323,676   $    241,606  $     324,499  $     229,092   $    4,118,873
Depreciation and Amortization           $      684,356   $     28,873  $      18,984  $      22,911   $      755,124
Net Interest Charges                    $      221,856   $      9,777  $       7,122  $      24,572   $      263,327
Segment Income                          $      367,511   $     21,765  $       7,066  $      82,019   $      478,361
Total Segment Assets                    $    9,247,479   $  4,918,776  $     673,124  $   5,251,633   $   20,091,012
Capital and Investment Expenditures     $      805,489   $     49,805  $      94,899  $     242,693   $    1,192,886
====================================================================================================================
--------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED 12/31/99
Revenues
     Unaffiliated                       $    3,138,846   $          -  $      97,886  $     119,866   $    3,356,598
     Intersegment                                    -              -          1,017              -            1,017
                                         ---------------------------------------------------------------------------
          Total Revenues                $    3,138,846   $          -  $      98,903  $     119,866   $    3,357,615
Depreciation and Amortization           $      486,502   $          -  $       9,168  $      16,804   $      512,474
Net Interest Charges                    $      183,098   $          -  $       3,225  $      (5,456)  $      180,867
Segment Income                          $      422,581   $          -  $       1,284  $     (44,577)  $      379,288
Total Segment Assets                    $    8,705,547   $          -  $     550,132  $     238,340   $    9,494,019
Capital and Investment Expenditures     $      671,401   $          -  $      24,047  $     193,131   $      888,579
====================================================================================================================
--------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED 12/31/98
Revenues
     Unaffiliated                       $    3,130,045   $          -  $           -  $      61,623   $    3,191,668
     Intersegment                                    -              -              -              -                -
                                         ---------------------------------------------------------------------------
          Total Revenues                $    3,130,045   $          -  $           -  $      61,623   $    3,191,668
Depreciation and Amortization           $      487,097   $          -  $           -  $       2,951   $      490,048
Net Interest Charges                    $      174,433   $          -  $           -  $         (48)  $      174,385
Segment Income                          $      439,738   $          -  $           -  $     (43,467)  $      396,271
Total Segment Assets                    $    8,211,372   $          -  $           -  $     190,034   $    8,401,406
Capital and Investment Expenditures     $      463,729   $          -  $           -  $      64,077   $      527,806
====================================================================================================================

     Segment totals for depreciation and amortization expense include expenses related to the other segments that are included in diversified business operating expenses on a consolidated basis. Segment totals for interest expense include expenses related to the other segments that are included in other, net on a consolidated basis.

 4.  Net Assets Held for Sale

     At December 31, 2000, the Company's net assets held for sale reflect management's estimate of the proceeds expected to be realized from the disposal of FPC's Rail Services and Inland Marine Transportation business segments. Rail Services' operations include railcar repair, rail parts reconditioning and sales, scrap metal recycling and other rail related services. Inland Marine Transportation provides transportation of coal, agriculture and other dry-bulk commodities as well as fleet management services. The Company intends to sell these business lines during 2001 in order to focus on growing core businesses.

     The Company's post-acquisition results of operations exclude a $0.7 million net loss from the FPC's Rail Services and Inland Marine Transportation businesses and allocated interest expense, net of tax, totaling approximately $1 million. Both the expected earnings from these businesses and allocated interest expense, net of tax, during the holding period on the incremental debt incurred to finance the purchase of these business segments has been included in the determination of net assets held for sale.

     Net assets held for sale related to the Inland Marine Transportation segment are subject to certain commitments under operating leases (See Note
     8).

 5.  Related Party Transactions

     The Company operates two internal money pools, one for the utilities and one for the non-utility subsidiaries, to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Subsidiaries which invest in the money pool earn interest on a basis proportionate to their average monthly investment. The interest rate used to calculate earnings approximates external interest rates. Funds may be withdrawn from or repaid to the pool at any time without prior notice. The Company can loan money to either of these two pools but is not allowed to borrow from either pool.

     Prior to the acquisition of FPC, the Company purchased a 90% membership interest in two synfuel related limited liability companies from a wholly-owned subsidiary of FPC. Interest expense incurred during the pre-acquisition period was approximately $3.3 million. Subsequent to the acquisition date, intercompany amounts have been eliminated in consolidation.

     See Note 3 for NCNG gas sales to CP&L.

 6.  Debt and Credit Facilities

     At December 31, 2000, the Company had lines of credit totaling $5.5 billion, all of which are used to support its commercial paper borrowings. The Company is required to pay minimal annual commitment fees to maintain its credit facilities. The following table summarizes the Company's credit facilities used to support the issuance of commercial paper (in millions).


     Subsidiary          Description              Short-term  Long-term   Total
     ---------------------------------------------------------------------------

Progress Energy     364-Day                       $ 3,750     $     -   $ 3,750
CP&L                364-Day                             -         375       375
CP&L                5-Year (4 years remaining)          -         375       375
Florida Power       364-Day                           200           -       200
Florida Power       5-Year (4 years remaining)          -         200       200
Progress Capital    364-Day                           100           -       100
Progress Capital    364-Day                           200           -       200
Progress Capital    5-Year (3 years remaining)          -         300       300
                                                  ------------------------------
                                                  $ 4,250     $ 1,250   $ 5,500


     As of December 31, 2000, $845 million was drawn under Progress Energy's credit facility. There were no loans outstanding under the other facilities. CP&L's 364-day revolving credit agreement is considered a long-term commitment due to an option to convert to a one-year term loan at the expiration date.

     Based on the available balances on the long-term facilities, commercial paper of approximately $986 million has been reclassified to long-term debt at December 31, 2000. Commercial paper, pollution control bonds, and other short-term indebtedness of approximately $363 million, $56 million, and $331 million, respectively, were reclassified to long-term debt at December 31, 1999. As of December 31, 2000 and 1999, the Company had an additional $4 billion and $168 million, respectively of outstanding commercial paper and other short-term debt classified as short-term obligations. The weighted-average interest rates of such short-term obligations at December 31, 2000 and 1999 were 7.4% and 6.1%, respectively.

     Florida Power and Progress Capital Holdings, Inc. (Progress Capital), subsidiaries of FPC, have two uncommitted bank bid facilities authorizing them to borrow and re-borrow, and have loans outstanding at any time, up to $100 million and $300 million, respectively. These bank bid facilities were not drawn as of December 31, 2000.

     Florida Power and CP&L both have public medium-term note programs providing for the issuance of either fixed or floating interest rate notes. These notes may have maturities ranging from 9 months to 30 years. Florida Power and CP&L have balances of $250 million and $300 million, respectively, available for issuance at December 31, 2000. In addition, Progress Capital has a private medium-term note program with essentially the same terms as the other programs. A balance of $400 million is available for issuance under this program.

     The combined aggregate maturities of long-term debt for 2001 through 2005 are approximately $184 million, $682 million, $1.3 billion, $368 million, and $348 million, respectively.

 7. FPC-Obligated Mandatorily Redeemable Preferred Securities (QUIPS) of a Subsidiary Holding Solely FPC Guaranteed Notes

     In April 1999, FPC Capital I (the Trust), an indirect wholly-owned subsidiary of FPC, issued 12 million shares of $25 par cumulative FPC-obligated mandatorily redeemable preferred securities (Preferred Securities) due 2039, with an aggregate liquidation value of $300 million and a quarterly distribution rate of 7.10%. Currently, all 12 million shares of the Preferred Securities that were issued are outstanding. Concurrent with the issuance of the Preferred Securities, the Trust issued to Florida Progress Funding Corporation (Funding Corp.) all of the common securities of the Trust (371,135 shares) for $9.3 million. Funding Corp. is a direct wholly-owned subsidiary of FPC.

     The existence of the Trust is for the sole purpose of issuing the Preferred Securities and the common securities and using the proceeds thereof to purchase from Funding Corp. its 7.10% Junior Subordinated Deferrable Interest Notes (subordinated notes) due 2039, for a principal amount of $309.3 million. The subordinated notes and the Notes Guarantee (as discussed below) are the sole assets of the Trust. Funding Corp.'s proceeds from the sale of the subordinated notes were advanced to Progress Capital and used for general corporate purposes including the repayment of a portion of certain outstanding short-term bank loans and commercial paper.

     FPC has fully and unconditionally guaranteed the obligations of Funding Corp. under the subordinated notes (the Notes Guarantee). In addition, FPC has guaranteed the payment of all distributions required to be made by the Trust, but only to the extent that the Trust has funds available for such distributions (Preferred Securities Guarantee). The Preferred Securities Guarantee, considered together with the Notes Guarantee, constitutes a full and unconditional guarantee by FPC of the Trust's obligations under the Preferred Securities.

     The subordinated notes may be redeemed at the option of Funding Corp. beginning in 2004 at par value plus accrued interest through the redemption date. The proceeds of any redemption of the subordinated notes will be used by the Trust to redeem proportional amounts of the Preferred Securities and common securities in accordance with their terms. Upon liquidation or dissolution of Funding Corp., holders of the Preferred Securities would be entitled to the liquidation preference of $25 per share plus all accrued and unpaid dividends thereon to the date of payment.

 8.  Leases

     The Company leases office buildings, computer equipment, vehicles, and other property and equipment with various terms and expiration dates. Some rental payments for transportation equipment include minimum rentals plus contingent rentals based on mileage. Contingent rentals are not significant. Rent expense (under operating leases) totaled $26.8 million, $21.3 million and $20.0 million for 2000, 1999 and 1998, respectively.

     Assets recorded under capital leases at December 31 consist of (in thousands):

                                                      2000           1999
                                                      ----           ----
     Buildings                                      $27,626        $27,626
     Equipment                                        9,366              -
     Less:  Accumulated amortization                 (8,018)        (6,760)
                                                    -------        -------
                                                    $28,974        $20,866
                                                    -------        -------

     Minimum annual rental payments, excluding executory costs such as property taxes, insurance and maintenance, under long-term noncancelable leases, including the synthetic lease described below, as of December 31, 2000 are (in thousands):

                                                Capital Leases  Operating Leases
                                                --------------  ----------------
     2001                                          $  3,441        $   96,433
     2002                                             3,233            73,985
     2003                                             3,233            69,998
     2004                                             3,233            76,184
     2005                                             3,233            59,084
     Thereafter                                      35,330           251,808
                                                     ------           -------
                                                   $ 51,703        $  627,492
     Less amount representing imputed interest      (22,729)
                                                    -------
     Present value of net minimum lease payments
       under capital leases                        $ 28,974
                                                   --------

     On August 6, 1998, MEMCO Barge Line, Inc. (MEMCO), an indirect, wholly-owned subsidiary of FPC, entered into a synthetic lease financing, accomplished via a sale and leaseback, for an aggregate of approximately $175 million in inland river barges and $25 million in towboats (vessels). MEMCO sold and leased back $153 million of vessels as of December 31, 1998, and the remaining $47 million of vessels in May 1999. The lease (charter) is an operating lease for financial reporting purposes and a secured financing for tax purposes.

     The term of the noncancelable charter expires on December 30, 2012, and provides MEMCO one 18-month renewal option on the same terms and conditions. MEMCO is responsible for all executory costs, including insurance, maintenance and taxes, in addition to the charter payments. MEMCO has options to purchase the vessels throughout the term of the charter, as well as an option to purchase at the termination of the charter. Assuming MEMCO exercises no purchase options during the term of the charter, the purchase price for all vessels totals $141.8 million at June 30, 2014. In the event that MEMCO does not exercise its purchase option for all vessels, it will be obligated to remarket the vessels and, at the expiration of the charter, pay a maximum residual guarantee amount of $89.3 million.

     The minimum future charter payments as of December 31, 2000, are $15.4 million, $15.4 million, $15.8 million, $15.8 million and $16.0 million for 2001 through 2005, respectively, and $140.4 million thereafter (excluding the purchase option payment). All MEMCO payment obligations under the transaction documents are unconditionally guaranteed by Progress Capital; those obligations are guaranteed by FPC.

     The Company is also a lessor of land and/or buildings and other types of properties it owns under operating leases with various terms and expiration dates. The leased buildings are depreciated under the same terms as other buildings included in diversified business property. Minimum rentals receivable under noncancelable leases as of December 31, 2000, are (in thousands):

                                        Amounts
                                        --------
     2001                               $ 40,999
     2002                                 31,743
     2003                                 21,962
     2004                                 16,396
     2005                                 13,336
     Thereafter                           38,062
                                          ------
                                        $162,498
                                        --------

 9.  Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents and short-term obligations approximate fair value due to the short maturities of these instruments. At December 31, 2000 and 1999, there were miscellaneous investments with carrying amounts of approximately $61 million and $60 million, respectively, included in miscellaneous other property and investments. The carrying amount of these investments approximates fair value due to the short maturity of certain instruments and certain instruments are presented at fair value. The carrying amount of the Company's long-term debt, including current maturities, was $6.1 billion and $3.2 billion at December 31, 2000 and 1999, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $6.0 billion and $3.2 billion at December 31, 2000 and 1999, respectively.

     External funds have been established as a mechanism to fund certain costs of nuclear decommissioning (See Note 1G). These nuclear decommissioning trust funds are invested in stocks, bonds and cash equivalents. Nuclear decommissioning trust funds are presented at amounts that approximate fair value. Fair value is obtained from quoted market prices for the same or similar investments.

10.  Capitalization

     As of December 31, 2000, the Company had 227,647,066 shares of authorized but unissued common stock reserved and available for issuance, primarily to satisfy the requirements of the Company's stock plans. The Company intends, however, to meet the requirements of these stock plans with issued and outstanding shares presently held by the Trustee of the Stock Purchase-Savings Plan or with open market purchases of common stock shares, as appropriate. During 2000 and 1999, the Company issued common stock in conjunction with the FPC and NCNG acquisitions, respectively (See Note 2).

     There are various provisions limiting the use of retained earnings for the payment of dividends under certain circumstances. As of December 31, 2000, there were no significant restrictions on the use of retained earnings.

11.  Contingent Value Obligations

     In connection with the acquisition of FPC, the Company issued 98.6 million CVOs. Each CVO represents the right to receive contingent payments based on the performance of four synthetic fuel facilities purchased by subsidiaries of FPC in October 1999. The payments, if any, would be based on the net after-tax cash flows the facilities generate. The initial liability recorded at the acquisition date was approximately $49.3 million (See Note
     2A). The CVO liability was marked-to-market based on the year-end market price. The liability, included in other liabilities and deferred credits, at December 31, 2000, was $40.4 million.

12.  Regulatory Matters

     A. Regulatory Assets and Liabilities

     As regulated entities, the utilities are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation. Accordingly, the utilities record certain assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under generally accepted accounting principles for non-regulated entities. The utilities' ability to continue to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the electric utility industry. In the event that SFAS No. 71 no longer applied to a separable portion of the Company's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of utility plant assets as determined pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     At December 31, 2000 and 1999, the balances of the utilities' regulatory assets (liabilities) were as follows (in thousands):

                                                          2000          1999
                                                          ----          ----
     Income taxes recoverable through future rates*       $208,997     $229,008
     Harris Plant deferred costs                            44,813       56,142
     Loss on reacquired debt*                               25,495        4,719
     Other postretirement benefits                          15,670            -
     Deferred fuel                                         217,806       81,699
     Abandonment costs*                                          -        1,675
     Deferred DOE enrichment facilities-related costs       36,027       40,897
     Deferred purchased power contract termination costs   226,656            -
     Defined benefit retirement plan                      (203,137)           -
     Deferred revenues                                     (63,000)           -
     Other regulatory assets and liabilities, net            2,477            -
                                                          --------     --------
          Total                                           $511,804     $414,140
                                                          ========     ========

* All or certain portions of these regulatory assets have been subject to accelerated amortization (See Note 1F).

     B. Retail Rate Matters

     The NCUC and SCPSC approved proposals to accelerate cost recovery of CP&L's nuclear generating assets beginning January 1, 2000, and continuing through 2004. The accelerated cost recovery began immediately after the 1999 expiration of the accelerated amortization of certain regulatory assets (See Note 1F). Pursuant to the orders, the accelerated depreciation expense for nuclear generating assets was set at a minimum of $106 million with a maximum of $150 million per year. In late 2000, CP&L received approval from the NCUC and the SCPSC to further accelerate the cost recovery of its nuclear generation facilities by $125 million in 2000. This additional depreciation will allow CP&L to reduce the minimum accelerated annual depreciation in 2001 through 2004 to $75 million. The resulting total accelerated depreciation in 2000 was $275 million. Recovering the costs of its nuclear generating assets on an accelerated basis will better position CP&L for the uncertainties associated with potential restructuring of the electric utility industry.

     In June 2000, CP&L filed a request with the NCUC seeking approval to defer sulfur dioxide (SO2) emission allowance expenses, effective as of January 1, 2000, for recovery in a future general rate case proceeding or by such other means as the NCUC may find appropriate. On January 5, 2001, the NCUC issued an order authorizing CP&L to defer, effective January 1, 2000, the cost of SO2 emission allowances purchased pursuant to the Clean Air Act. CP&L is allowed to recover emission allowance expense through the fuel clause adjustment in its South Carolina retail jurisdiction.

     In conjunction with the acquisition of NCNG, CP&L agreed to cap base retail electric rates in North Carolina and South Carolina through December 2004. The cap on base retail electric rates in South Carolina was extended to December 2005 in conjunction with regulatory approval to form a holding company. NCNG also agreed to cap its North Carolina margin rates for gas sales and transportation services, with limited exceptions, through November 1, 2003. Management is of the opinion that this agreement will not have a material effect on the Company's consolidated results of operations or financial position.

     In conjunction with the FPC merger, CP&L reached a settlement with the Public Staff of the NCUC in which it agreed to reduce rates to all of its non-real time pricing customers by $3 million in 2002, $4.5 million in 2003, $6 million in 2004 and $6 million in 2005. CP&L also agreed to write off and forego recovery of $10 million of unrecovered fuel costs in each of its 2000 NCUC and SCPSC fuel cost recovery proceedings. Also in conjunction with the merger, the FPSC opened a docket to review Florida Power's earnings including the effects of the merger. The FPSC's decision expected by late March 2001 has been deferred. Florida Power has agreed that if the FPSC subsequently takes formal action under the interim rate statute, the effective date of that action will be March 13, 2001. The Company cannot predict the outcome of this matter.

     Florida Power, with the approval of the FPSC, established a regulatory liability to defer a portion of 2000 revenues. If an alternative proposal is not filed by April 2, 2001, Florida Power will be directed to apply the deferred revenues at December 31, 2000 of $63 million, plus accrued interest, to offset certain regulatory assets related to deferred purchased power termination costs.

     In compliance with a regulatory order, Florida Power accrues a reserve for maintenance and refueling expenses anticipated to be incurred during scheduled nuclear plant outages. The balance of this reserve at December 31, 2000, was approximately $11 million.

     C. Plant-Related Deferred Costs

     In 1988 rate orders, CP&L was ordered to remove from rate base and treat as abandoned plant certain costs related to the Harris Plant. Abandoned plant amortization related to the 1988 rate orders was completed in 1998 for the wholesale and North Carolina retail jurisdictions and in 1999 for the South Carolina retail jurisdiction. Amortization of plant abandonment costs is included in depreciation and amortization expense and totaled $15.0 million and $24.2 million in 1999 and 1998, respectively.

13.  Risk Management Activities and Derivatives Transactions

     The Company uses a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. Such instruments contain credit risk if the counterparty fails to perform under the contract. The Company minimizes such risk by performing credit reviews using, among other things, publicly available credit ratings of such counterparties. Potential non-performance by counterparties is not expected to have a material effect on the consolidated financial position or consolidated results of operations of the Company.

     A. Commodity Derivatives - Non-Trading

     The Company enters into certain forward contracts involving cash settlements or physical delivery that reduce the exposure to market fluctuations relative to the price and delivery of electric products. During 2000, 1999 and 1998, the Company principally sold electricity forward contracts, which can reduce price risk on the Company's available but unsold generation. While such contracts are deemed to be economic hedges, the Company no longer designates such contracts as hedges for accounting purposes; therefore, these contracts are carried on the consolidated balance sheet at fair value, with changes in fair value recognized in earnings. Gains and losses from such contracts were not material during 2000, 1999 and 1998. Also, the Company did not have material outstanding positions in such contracts at December 31, 2000 or 1999.

     B. Commodity Derivatives - Trading

     The Company from time to time engages in the trading of electricity commodity derivatives and, therefore, experiences net open positions. The Company manages open positions with strict policies which limit its exposure to market risk and require daily reporting to management of potential financial exposures. When such instruments are entered into for trading purposes, the instruments are carried on the consolidated balance sheet at fair value, with changes in fair value recognized in earnings. The net results of such contracts have not been material in any year and the Company did not have material outstanding positions in such contracts at December 31, 2000 or 1999.

     C. Other Derivative Instruments

     The Company may from time to time enter into derivative instruments to hedge interest rate risk or equity securities risk.

     The Company has interest rate swap agreements to hedge its exposure on variable rate debt positions. The agreements, with a total notional amount of $500 million, were effective in July 2000 and mature in July 2002. Under these agreements, the Company receives a floating rate based on the three-month London Interbank Offered Rate (LIBOR) and pays a weighted-average fixed rate of approximately 7.17%. The fair value of the swaps was a $9.1 million liability position at December 31, 2000. Interest rate swaps are accounted for using the settlement basis of accounting. As such, payments or receipts on interest rate swap agreements are recognized as adjustments to interest expense.

     During 2000, the Company entered into forward starting swap agreements to hedge its exposure to interest rates with regard to future issuances of fixed-rate debt. The agreements, with a total notional amount of $1.125 billion, will be cash settled at the time that the hedged debt is issued. These agreements have computational periods of two, five and ten years, with $375 million notional amount for each computational period. Under the agreements, the Company receives a floating rate based on the three-month LIBOR and pays weighted-average fixed rates of approximately 6.65%, 6.76% and 6.89% for the two, five and ten year computational periods, respectively. The fair value of the swaps was a $37.5 million liability position at December 31, 2000. Forward starting swaps are carried on the consolidated balance sheet at fair value, with corresponding deferred gains or losses. The resulting deferred losses or gains will be amortized and recorded as adjustments to interest expense over the life of the related debt issuances.

     The notional amounts of the interest rate swaps and the forward starting swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

14.  Stock-Based Compensation Plans

     A. Employee Stock Ownership Plan

     The Company sponsors the Stock Purchase-Savings Plan (SPSP) for which substantially all full-time employees and certain part-time employees of the former CP&L Energy, Inc. (See Note 1A) are eligible. The SPSP, which has Company matching and incentive goal features, encourages systematic savings by employees and provides a method of acquiring Company common stock and other diverse investments. The SPSP, as amended in 1989, is an Employee Stock Ownership Plan (ESOP) that can enter into acquisition loans to acquire Company common stock to satisfy SPSP common share needs. Qualification as an ESOP did not change the level of benefits received by employees under the SPSP. Common stock acquired with the proceeds of an ESOP loan is held by the SPSP Trustee in a suspense account. The common stock is released from the suspense account and made available for allocation to participants as the ESOP loan is repaid. Such allocations are used to partially meet common stock needs related to Company matching and incentive contributions and/or reinvested dividends. All or a portion of the dividends paid on ESOP suspense shares and on ESOP shares allocated to participants may be used to repay ESOP acquisition loans. To the extent used to repay such loans, the dividends are deductible for income tax purposes.

     There were 5,782,376 and 6,365,364 ESOP suspense shares at December 31, 2000 and 1999, respectively, with a fair value of $284.4 million and $193.7 million, respectively. ESOP shares allocated to plan participants totaled 13,549,257 and 12,966,269 at December 31, 2000 and 1999, respectively. The
     Company's matching and incentive goal compensation cost under the SPSP is determined based on matching percentages and incentive goal attainment as defined in the plan. Such compensation cost is allocated to participants' accounts in the form of Company common stock, with the number of shares determined by dividing compensation cost by the common stock market value at the time of allocation. The Company currently meets common stock share needs with open market purchases and with shares released from the ESOP suspense account. Matching and incentive cost met with shares released from the suspense account totaled approximately $15.6 million, $16.3 million and $15.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company has a long-term note receivable from the SPSP Trustee related to the purchase of common stock from the Company in 1989. The balance of the note receivable from the SPSP Trustee is included in the determination of unearned ESOP common stock, which reduces common stock equity. ESOP shares that have not been committed to be released to participants' accounts are not considered outstanding for the determination of earnings per common share. Interest income on the note receivable and dividends on unallocated ESOP shares are not recognized for financial statement purposes.

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

     Under the terms of the PSSP, officers and key employees of the Company are granted performance shares that vest over a three-year consecutive period. Each performance share has a value that is equal to, and changes with, the value of a share of the Company's common stock, and dividend equivalents are accrued on, and reinvested in, the performance shares. The PSSP has two equally weighted performance measures, both of which are based on the Company's results as compared to a peer group of utilities. Compensation expense is recognized over the vesting period based on the expected ultimate cash payout. Compensation expense is reduced by any forfeitures.

     The RSA, which began in 1998, allows the Company to grant shares of restricted common stock to key employees of the Company. The restricted shares vest on a graded vesting schedule over a minimum of three years. Compensation expense, which is based on the fair value of common stock at the grant date, is recognized over the applicable vesting period, with corresponding increases in common stock equity. The weighted average price of restricted shares at the grant date was $36.97, $36.63 and $42.03 in 2000, 1999 and 1998, respectively. Compensation expense is reduced by any forfeitures. Restricted shares are not included as shares outstanding in the basic earnings per share calculation until the shares are no longer forfeitable. Changes in restricted stock shares outstanding were:

                                         2000              1999         1998
                                         ----              ----         ----

     Beginning balance                   331,900          265,300            -
     Granted                             359,844           66,600      274,800
     Forfeited                           (38,400)               -       (9,500)
                                   ---------------------------------------------
     Ending balance                      653,344          331,900      265,300
                                    ============================================

     The total amount expensed for other stock-based compensation plans was $15.6 million, $2.2 million and $1.3 million in 2000, 1999 and 1998, respectively.

15.  Postretirement Benefit Plans

     The Company and some of its subsidiaries have a non-contributory defined benefit retirement (pension) plan for substantially all full-time employees. The Company also has supplementary defined benefit pension plans that provide benefits to higher-level employees.

     The components of net periodic pension benefit are (in thousands):

                                          2000           1999           1998
                                          ----           ----           ----
Expected return on plan assets           $(87,628)     $ (75,124)     $ (69,920)

Service cost                               22,123         20,467         18,357
Interest cost                              56,924         46,846         45,877
Amortization of transition obligation         125            106            106
Amortization of prior service benefit      (1,314)        (1,314)          (158)
Amortization of actuarial gain             (5,721)        (3,932)        (6,440)
                                         ---------     ----------     ----------
     Net periodic pension benefit        $(15,491)     $ (12,951)     $ (12,178)
                                         =========     ==========     ==========

In addition to the net periodic benefit reflected above, in 2000 the Company recorded a charge of approximately $21.5 million to adjust one of its supplementary defined benefit pension plans. The effect of the adjustment for this plan is reflected in the actuarial loss (gain) line in the pension obligation reconciliation below.

Prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the pension obligation or the market-related value of assets are amortized over the average remaining service period of active participants.

Reconciliations of the changes in the plan's benefit obligations and the plan's funded status are (in thousands):

                                                               2000      1999
                                                              ------     -----
     Pension obligation

       Pension obligation at January 1                     $ 688,124   $678,210
       Interest cost                                          56,924     46,846
       Service cost                                           22,123     20,467
       Benefit payments                                      (55,291)   (41,585)
       Actuarial loss (gain)                                  39,798    (50,120)
       Plan amendments                                             -      5,546
       Acquisitions                                          625,181     28,760
                                                          ----------   --------
       Pension obligation at December 31                  $1,376,859   $688,124

     Fair value of plan assets at December 31              1,843,410    947,143
                                                          ----------   --------
     Funded status                                        $  466,551   $259,019

     Unrecognized transition obligation                          495        582

     Unrecognized prior service benefit                      (16,861)   (18,175)

     Unrecognized actuarial gain                            (158,541)  (245,343)
                                                          -----------  --------
     Prepaid (accrued) pension cost at December 31, net   $  291,644   $ (3,917)
                                                          ===========  =========

The net prepaid pension cost of $291.6 million at December 31, 2000 is recognized in the accompanying consolidated balance sheet as prepaid pension cost of $373.2 million and accrued benefit cost of $81.6 million, which is included in other liabilities and deferred credits. The accrued pension cost at December 31, 1999 did not have prepaid components and, therefore, is reflected in other liabilities and deferred credits. The aggregate benefit obligation for those plans where the accumulated benefit obligation exceeded the fair value of plan assets was $83.6 million at December 31, 2000, and those plans have no plan assets.

Reconciliations of the fair value of pension plan assets are (in thousands):

                                                       2000             1999
                                                      -----            -----
     Fair value of plan assets at January 1        $   947,143        $ 830,213
     Actual return on plan assets                       24,840          127,167
     Benefit payments                                  (55,291)         (41,585)
     Employer contributions                              1,329                -
     Acquisitions                                      925,389           31,348
                                                   -----------        ---------
     Fair value of plan assets at December 31      $ 1,843,410        $ 947,143
                                                   ===========        =========

     The weighted-average discount rate used to measure the pension obligation was 7.5% in 2000 and 1999. The weighted-average rate of increase in future compensation for non-bargaining unit employees used to measure the pension obligation was 4.0% in 2000 and 4.2% in 1999. The corresponding rate of increase in future compensation for bargaining unit employees was 3.5% in 2000. There were no bargaining unit employees in 1999. The expected long-term rate of return on pension plan assets used in determining the net periodic pension cost was 9.25% in 2000, 1999 and 1998.

     In addition to pension benefits, the Company and some of its subsidiaries provide contributory postretirement benefits (OPEB), including certain health care and life insurance benefits, for retired employees who meet specified criteria.

     The components of net periodic OPEB cost are (in thousands):

                                              2000          1999          1998
                                            -------       --------      -------

     Expected return on plan assets         $(4,045)      $ (3,378)     $(3,092)

     Service cost                            10,067          7,936        7,182
     Interest cost                           15,446         13,914       13,402
     Amortization of prior service cost         107              -            -
     Amortization of transition obligation    5,878          5,760        5,641
     Amortization of actuarial gain            (819)            (1)        (549)
                                            -------       --------      --------
          Net periodic OPEB cost            $26,634       $ 24,231      $ 22,584
                                            =======       ========      ========

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

                                                     2000               1999
                                                     ----               ----
     OPEB obligation

      OPEB obligation at January 1                $ 213,488         $  196,846
      Interest cost                                  15,446             13,914
      Service cost                                   10,067              7,936
      Benefit payments                               (7,258)            (5,769)
      Actuarial gain                                (12,590)            (7,307)
      Plan amendment                                      -              1,062
      Acquisitions                                  155,770              6,806
                                                  ---------         ----------
      OPEB obligation at December 31              $ 374,923         $  213,488

     Fair value of plan assets at December 31        54,642             43,235
                                                  ---------         ----------
     Funded status                                $(320,281)        $ (170,253)

     Unrecognized transition obligation              70,715             76,593

       Unrecognized prior service cost                  955              1,062

       Unrecognized actuarial gain                  (25,060)           (17,261)
                                                  ----------        -----------
       Accrued OPEB cost at December 31           $(273,671)        $ (109,859)
                                                  ==========        ===========

     Reconciliations of the fair value of OPEB plan assets are (in thousands):

                                                      2000               1999
                                                      ----               ----

     Fair value of plan assets at January 1         $43,235           $ 37,304
     Actual return on plan assets                       124              5,931
     Acquisition                                     11,283                  -
     Employer contribution                            7,258              5,769
     Benefits paid                                   (7,258)            (5,769)
                                                    -------           --------
     Fair value of plan assets at December 31       $54,642           $ 43,235
                                                    =======           ========

     The assumptions used to measure the OPEB obligation are:

                                                             2000        1999
                                                            ------      ------
     Weighted-average discount rate                         7.50%        7.50%
     Initial medical cost trend rate for
       pre-Medicare benefits                              7.2% - 7.5%    7.50%
     Initial medical cost trend rate for
       post-Medicare benefits                             6.2% - 7.5%    7.25%
     Ultimate medical cost trend rate                     5.0% - 5.3%    5.00%
     Year ultimate medical cost trend rate is achieved    2005 - 2009    2006

     The expected weighted-average long-term rate of return on plan assets used in determining the net periodic OPEB cost was 9.20% in 2000 and 9.25% in 1999 and 1998. The medical cost trend rates were assumed to decrease gradually from the initial rates to the ultimate rates. Assuming a 1% increase in the medical cost trend rates, the aggregate of the service and interest cost components of the net periodic OPEB cost for 2000 would increase by $4.3 million, and the OPEB obligation at December 31, 2000, would increase by $36.0 million. Assuming a 1% decrease in the medical cost trend rates, the aggregate of the service and interest cost components of the net periodic OPEB cost for 2000 would decrease by $3.6 million and the OPEB obligation at December 31, 2000, would decrease by $34.5 million.

     The Company has assets in a rabbi trust for the purpose of providing benefits to the participants in the supplementary defined benefit retirement plans and certain other plans for higher level employees. The assets of the rabbi trust are not reflected as plan assets because the assets could be subject to creditors' claims. The assets and liabilities of the supplementary defined benefit retirement plans are included in Other Assets and Deferred Debits and Other Liabilities and Deferred Credits on the accompanying Consolidated Balance Sheets.

     During 1999, the Company completed the acquisition of NCNG (See Note 2B). During 2000, the Company completed the acquisition of FPC (See Note 2A). NCNG's and FPC's pension and OPEB liabilities, assets and net periodic costs are reflected in the above information as appropriate. Effective January 1, 2000, NCNG's benefit plans were merged with those of the Company. FPC's benefit plans are expected to be merged with those of the Company effective January 1, 2002.

16.  Earnings Per Common Share

     Basic earnings per common share is based on the weighted-average of common shares outstanding. Diluted earnings per share includes the effect of the non-vested portion of restricted stock. Restricted stock awards and contingently issuable shares had a dilutive effect on earnings per share for 2000 and 1999 and increased the weighted-average number of common shares outstanding for dilutive purposes by 454,924 in 2000, 290,474 in 1999 and 250,660 in 1998. The weighted-average number of common shares outstanding for dilutive purposes was 157.6 million, 148.6 million and
     144.2 million for 2000, 1999 and 1998, respectively.

17.  Income Taxes

     Deferred income taxes are provided for temporary differences between book and tax bases of assets and liabilities. Investment tax credits related to regulated operations are amortized over the service life of the related property. A regulatory asset or liability has been recognized for the impact of tax expenses or benefits that are recovered or refunded in different periods by the utilities pursuant to rate orders.

     Net accumulated deferred income tax liabilities at December 31 are (in thousands):

                                                          2000           1999

     Accelerated depreciation and property
       cost differences                               $ 2,054,509    $ 1,583,610
     Deferred costs, net                                   63,085         70,478
     Income tax credit carry forward                     (103,754)             -
     Miscellaneous other temporary differences, net      (150,969)        26,403
     Valuation allowance                                   10,868              -
                                                      -----------    -----------
          Net accumulated deferred income
          tax liability                               $ 1,873,739    $ 1,680,491
                                                      ===========    ===========

     Total deferred income tax liabilities were $2.79 billion and $2.20 billion at December 31, 2000 and 1999, respectively. Total deferred income tax assets were $919 million and $519 million at December 31, 2000 and 1999, respectively. The net of deferred income tax liabilities and deferred income tax assets is included on the consolidated balance sheets under the captions other current liabilities and accumulated deferred income taxes.

     The Company has established a valuation allowance of $10.9 million due to the uncertainty of realizing future tax benefits from certain state net operating loss carryforwards.

     Reconciliations of the Company's effective income tax rate to the statutory federal income tax rate are:

                                                   2000     1999      1998
                                                   ----     ----      ----
     Effective income tax rate                     29.7%    40.3%     39.2%
     Harris accelerated depreciation               (1.9)       -         -
     State income taxes, net of federal benefit    (4.8)    (4.6)     (4.7)
     Synthetic fuel income tax credits             12.2        -         -
     Investment tax credit amortization             4.2      1.6       1.5
     Other differences, net                        (4.4)    (2.3)     (1.0)
                                                   -----    -----     -----
          Statutory federal income tax rate        35.0%    35.0%     35.0%
                                                   =====    =====     =====

     The provisions for income tax expense are comprised of (in thousands):

                                           2000           1999           1998

     Income tax expense (credit)
     Current   - federal                 $254,967     $ 253,140       $ 254,400
                 state                     61,309        48,075          51,817
     Deferred -  federal                  (84,605)      (30,011)        (34,842)
                 state                    (10,761)       (2,484)         (3,675)
     Investment tax credit                (18,136)      (10,299)        (10,206)
                                         ---------    ----------      ----------
          Total income tax expense       $202,774     $ 258,421       $ 257,494
                                         =========    ==========      ==========

     The Company is a majority owner in seven facilities and a minority owner in two facilities that produce synthetic fuel from fine coal feedstock, as defined under the Internal Revenue Service Code Section 29 (Section 29). The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 if certain requirements are satisfied. Should the tax credits be denied on future audits, and the Company fails to prevail through the Internal Revenue Service or legal process, there could be significant tax liability owed for previously-taken Section 29 credits, with a significant impact on consolidated results of operations and cash flows. Management believes it is probable, although it cannot provide certainty, that it will prevail on any credits taken.

18.  Joint Ownership of Generating Facilities

     CP&L and Florida Power hold undivided ownership interests in certain jointly owned generating facilities, excluding related nuclear fuel and inventories. Each is entitled to shares of the generating capability and output of each unit equal to their respective ownership interests. Each also pays its ownership share of additional construction costs, fuel inventory purchases and operating expenses. CP&L's and Florida Power's share of expenses for the jointly owned facilities is included in the appropriate expense category.

     CP&L's and Florida Power's ownership interest in the jointly owned generating facilities are listed below with related information as of December 31, 2000 (dollars in thousands):


                                                             Company
                                             Megawatt      Ownership        Plant        Accumulated         Under
   Subsidiary            Facility           Capability      Interest      Investment     Depreciation    Construction
   ----------            --------           ----------      --------      ----------     ------------    ------------

CP&L               Mayo Plant                   745          83.83%       $  451,769      $  218,029      $ 12,248
CP&L               Harris Plant                 860          83.83%        3,026,074       1,255,008        71,250
CP&L               Brunswick Plant            1,631          81.67%        1,422,640       1,121,880        12,555
CP&L               Roxboro Unit No. 4           700          87.06%          242,605         122,651        57,190
Florida Power      Crystal River Plant          834          91.78%          773,300         754,100        14,100


     In the table above, plant investment and accumulated depreciation, which includes accumulated nuclear decommissioning, are not reduced by the regulatory disallowances related to the Harris Plant.

19. Commitments and Contingencies

     A. Purchased Power

     Pursuant to the terms of the 1981 Power Coordination Agreement, as amended, between CP&L and Power Agency, CP&L is obligated to purchase a percentage of Power Agency's ownership capacity of, and energy from, the Harris Plant. In 1993, CP&L and Power Agency entered into an agreement to restructure portions of their contracts covering power supplies and interests in jointly owned units. Under the terms of the 1993 agreement, CP&L increased the amount of capacity and energy purchased from Power Agency's ownership interest in the Harris Plant, and the buyback period was extended six years through 2007. The estimated minimum annual payments for these purchases, which reflect capacity costs, total approximately $32 million. These contractual purchases totaled $33.9 million, $36.5 million and $34.4 million for 2000, 1999 and 1998, respectively. In 1987, the NCUC ordered CP&L to reflect the recovery of the capacity portion of these costs on a levelized basis over the original 15-year buyback period, thereby deferring for future recovery the difference between such costs and amounts collected through rates. In 1988, the SCPSC ordered similar treatment, but with a 10-year levelization period. At December 31, 2000 and 1999, CP&L had deferred purchased capacity costs, including carrying costs accrued on the deferred balances, of $44.8 million and $56.1 million, respectively. Increased purchases (which are not being deferred for future recovery) resulting from the 1993 agreement with Power Agency were approximately $26 million, $23 million and $19 million for 2000, 1999 and 1998, respectively.

     During 2000, CP&L had a long-term agreement for the purchase of power and related transmission services from Indiana Michigan Power Company's Rockport Unit No. 2 (Rockport). The agreement provides for the purchase of 250 megawatts of capacity through 2009 with an estimated minimum annual payment of approximately $31 million, representing capital-related capacity costs. Total purchases (including transmission use charges) under the Rockport agreement amounted to $61 million, $59.2 million and $59.3 million for 2000, 1999 and 1998, respectively. During 1998 and part of 1999, CP&L had an additional long-term agreement to purchase power and related transmission services from Duke Energy. Total purchases under this agreement amounted to $33.8 million and $75.5 million for 1999 and 1998, respectively.

     Florida Power has long-term contracts for approximately 460 megawatts of purchased power with other utilities, including a contract with The Southern Company for approximately 400 megawatts of purchased power annually through 2010. Florida Power can lower these purchases to approximately 200 megawatts annually with a three-year notice. Total purchases under these agreements amounted to $104.5 million for 2000. Minimum purchases under these contracts, representing capital-related capacity costs, are approximately $50 million annually through 2003 and $30 million annually during 2004 and 2005.

     B. Other Commitments

     The Company has certain future commitments related to synthetic fuel facilities purchased. These agreements require payments to the seller based on the tons of synthetic fuel produced and sold. During 2000, payments made under these agreements amounted to $42 million.

     C. Insurance

     The Company is a member of Nuclear Electric Insurance Limited (NEIL), which provides primary and excess insurance coverage against property damage to members' nuclear generating facilities. Under the primary program, the Company is insured for $500 million at each of its nuclear plants. In addition to primary coverage, NEIL also provides decontamination, premature decommissioning and excess property insurance with limits of $1.0 billion on the Brunswick Plant, $1.0 billion on the Harris Plant, $800 million on the Robinson Plant, and $1.1 billion on CR3. An additional shared limit policy of $1 billion in excess of $1 billion is also provided through NEIL on the Brunswick and Harris Plants for decontamination, premature decommissioning and excess property.

     Insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at nuclear generating units is also provided through membership in NEIL. The Company is insured thereunder, following a twelve week deductible period, for 52 weeks in weekly amounts of $2.25 million at Brunswick Unit No. 1, $2.25 million at Brunswick Unit No. 2, $2.4 million at the Harris Plant, $1.96 million at Robinson Unit No. 2 and $2.1 million at CR3. An additional 104 weeks of coverage is provided at 80% of the above weekly amounts. For the current policy period, the Company is subject to retrospective premium assessments of up to approximately $13.5 million with respect to the primary coverage, $15.4 million with respect to the decontamination, decommissioning and excess property coverage, $2.6 million with respect to the shared limit excess coverage and $7.1 million for the incremental replacement power costs coverage, in the event covered expenses at insured facilities exceed premiums, reserves, reinsurance and other NEIL resources. These resources as of December 31, 2000 totaled approximately $4.6 billion. Pursuant to regulations of the NRC, the Company's property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after an accident and, second, to decontamination costs, before any proceeds can be used for decommissioning, plant repair or restoration. The Company is responsible to the extent losses may exceed limits of the coverage described above.

     The Company is insured against public liability for a nuclear incident up to $9.54 billion per occurrence. In the event that public liability claims from an insured nuclear incident exceed $200 million, CP&L and Florida Power would be subject to a pro rata assessment of up to $83.9 million and $88.1 million, respectively, for each reactor owned per occurrence. Payment of such assessment would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned.

     Florida Power self-insures its transmission and distribution lines against loss due to storm damage and other natural disasters. Pursuant to a regulatory order, Florida Power is accruing $6 million annually to a storm damage reserve and may defer any losses in excess of the reserve. The reserve balance at December 31, 2000 was $29.5 million.

     D. Claims and Uncertainties

     1. The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

     Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several manufactured gas plant (MGP) sites to which both electric utilities and the gas utility have some connection. In this regard, both electric utilities and the gas utility, with other potentially responsible parties, are participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA), the Florida Department of Environment and Protection (DEP) and the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). Although the Company may incur costs at these sites about which it has been notified, based upon current status of these sites, the Company does not expect those costs to be material to its consolidated financial position or results of operations.

     Both electric utilities, the gas utility and Electric Fuels are periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although the Company's subsidiaries may incur costs at the sites about which they have been notified, based upon the current status of these sites, the Company does not expect those costs to be material to the consolidated financial position or results of operations of the Company.

     The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Both CP&L and Florida Power have recently been asked to provide information to the EPA as part of this initiative and have cooperated in providing the requested information. The EPA has initiated enforcement actions against other utilities as part of this initiative, some of which have resulted in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments. The Company cannot predict the outcome of this matter.

     In 1998, the EPA published a final rule addressing the issue of regional transport of ozone. This rule is commonly known as the NOx SIP Call. The EPA's rule requires 23 jurisdictions, including North and South Carolina, but not Florida, to further reduce nitrogen oxide emissions in order to attain a pre-set state NOx emission level by May 31, 2004. CP&L is evaluating necessary measures to comply with the rule and estimates its related capital expenditures could be approximately $370 million, which has not been adjusted for inflation. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to the Company's results of operations. Further controls are anticipated as electricity demand increases. The Company cannot predict the outcome of this matter.

     In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals decision. Further litigation and rulemaking are anticipated. North Carolina adopted the federal eight-hour ozone standard and is proceeding with the implementation process. North Carolina has promulgated final regulations, which will require CP&L to install nitrogen oxide controls under the State's eight-hour standard. The cost of those controls are included in the cost estimate of $370 million set forth above.

     The EPA published a final rule approving petitions under section 126 of the Clean Air Act, which requires certain sources to make reductions in nitrogen oxide emissions by 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina fossil-fueled electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP call can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. CP&L, other utilities, trade organizations and other states are participating in litigation challenging the EPA's action. The Company cannot predict the outcome of this matter.

     Both electric utilities and the gas utility have filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the consolidated financial position or results of operations.

     2. As required under the Nuclear Waste Policy Act of 1982, CP&L and Florida Power each entered into a contract with the DOE under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

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

     After the DOE failed to comply with the decision in Indiana & Michigan Power v. DOE, a group of utilities petitioned the Court of Appeals in Northern States Power (NSP) v. DOE, seeking an order requiring the DOE to begin taking spent nuclear fuel by January 31, 1998. The DOE took the position that their delay was unavoidable, and the DOE was excused from performance under the terms and conditions of the contract. The Court of Appeals did not order the DOE to begin taking spent nuclear fuel, stating that the utilities had a potentially adequate remedy by filing a claim for damages under the contract.

     After the DOE failed to begin taking spent nuclear fuel by January 31, 1998, a group of utilities filed a motion with the Court of Appeals to enforce the mandate in NSP v. DOE. Specifically, this group of utilities asked the Court to permit the utilities to escrow their waste fee payments, to order the DOE not to use the waste fund to pay damages to the utilities, and to order the DOE to establish a schedule for disposal of spent nuclear fuel. The Court denied this motion based primarily on the grounds that a review of the matter was premature, and that some of the requested remedies fell outside of the mandate in NSP v. DOE.

     Subsequently, a number of utilities each filed an action for damages in the Court of Claims. In a recent decision, the U.S. Circuit Court of Appeals (Federal Circuit) ruled that utilities may sue the DOE for damages in the Federal Court of Claims instead of having to file an administrative claim with DOE. CP&L and Florida Power are in the process of evaluating whether they should each file a similar action for damages.

     CP&L and Florida Power also continue to monitor legislation that has been introduced in Congress which might provide some limited relief. CP&L and Florida Power cannot predict the outcome of this matter.

     With certain modifications and additional approval by the NRC, CP&L's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on CP&L's system through the expiration of the current operating licenses for all of CP&L's nuclear generating units. Subsequent to the expiration of these licenses, dry storage may be necessary. CP&L obtained NRC approval to use additional storage space at the Harris Plant in December 2000. Florida Power currently is storing spent nuclear fuel onsite in spent fuel pools. If Florida Power does not seek renewal of the CR3 operating license, with certain modifications to its storage pools currently underway, CR3 will have sufficient storage capacity in place for fuel consumed through the end of the expiration of the license in 2016. If Florida Power extends the CR3 operating license dry storage may be necessary.

     3. The Company and its subsidiaries are involved in various litigation matters in the ordinary course of business, some of which involve substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. In the opinion of management, the final disposition of pending litigation would not have a material adverse effect on the Company's consolidated results of operations or financial position.

20.  Subsequent Event

     In February 2001, the Company issued $3.2 billion of senior unsecured notes with maturities ranging from three to thirty years. Proceeds from this issuance were used to retire short-term obligations issued in connection with the FPC acquisition.

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF CAROLINA POWER & LIGHT COMPANY:

We have audited the accompanying consolidated balance sheets and schedules of capitalization of Carolina Power & Light Company and its subsidiaries (CP&L) as of December 31, 2000 and 1999, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of CP&L's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CP&L as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
February 15, 2001

CAROLINA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS of INCOME

                                                                    Years ended December 31
(In thousands)                                              2000            1999            1998
-------------------------------------------------------------------------------------------------------
Operating Revenues
   Electric                                              $ 3,323,676    $ 3,138,846    $ 3,130,045
   Natural gas                                               147,448         98,903              -
   Diversified businesses                                     72,783        119,866         61,623
-------------------------------------------------------------------------------------------------------
      Total Operating Revenues                             3,543,907      3,357,615      3,191,668
-------------------------------------------------------------------------------------------------------
Operating Expenses
   Fuel used in electric generation                          627,463        581,340        571,419
   Purchased power                                           325,366        365,425        382,547
   Gas purchased for resale                                  103,734         67,465              -
   Other operation and maintenance                           741,466        682,407        642,478
   Depreciation and amortization                             693,971        495,670        487,097
   Taxes other than on income                                148,037        142,741        141,504
   Harris Plant deferred costs, net                           14,278          7,435          7,489
   Diversified businesses                                    135,258        174,589        111,584
-------------------------------------------------------------------------------------------------------
        Total Operating Expenses                           2,789,573      2,517,072      2,344,118
-------------------------------------------------------------------------------------------------------
Operating Income                                             754,334        840,543        847,550
-------------------------------------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                            26,226         10,336          9,526
   Gain on sale of assets                                    200,000              -              -
   Other, net                                                 (7,795)       (30,739)       (26,108)
-------------------------------------------------------------------------------------------------------
        Total Other Income (Expense)                         218,431        (20,403)       (16,582)
-------------------------------------------------------------------------------------------------------
Income before Interest Charges and Income Taxes              972,765        820,140        830,968
-------------------------------------------------------------------------------------------------------
Interest Charges
   Long-term debt                                            223,562        180,676        169,901
   Other interest charges                                     16,441         10,298         11,156
   Allowance for borrowed funds used during construction     (18,537)       (11,510)        (6,821)
-------------------------------------------------------------------------------------------------------
        Total Interest Charges, Net                          221,466        179,464        174,236
-------------------------------------------------------------------------------------------------------
Income before Income Taxes                                   751,299        640,676        656,732
Income Taxes                                                 290,271        258,421        257,494
-------------------------------------------------------------------------------------------------------
Net Income                                                   461,028        382,255        399,238
Preferred Stock Dividend Requirement                           2,966          2,967          2,967
-------------------------------------------------------------------------------------------------------
Earnings for Common Stock                                  $ 458,062    $   379,288    $   396,271
-------------------------------------------------------------------------------------------------------

See Notes to Carolina Power & Light Company consolidated financial statements.

CAROLINA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
---------------------------
(In thousands)

                                                                                         December 31
Assets                                                                           2000                     1999
---------------------------------------------------------------------------------------------------------------------

Utility Plant
  Electric utility plant in service                                          $   11,125,901           $   10,633,823
  Gas utility plant in service                                                            -                  354,773
  Accumulated depreciation                                                      (5,505,731)              (4,975,405)
---------------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                             5,620,170                6,013,191
  Held for future use                                                                 7,105                   11,282
  Construction work in progress                                                     815,246                  536,017
  Nuclear fuel, net of amortization                                                 184,813                  204,323
---------------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                                  6,627,334                6,764,813
---------------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                          30,070                   79,871
  Accounts receivable                                                               466,774                  446,367
  Receivables from affiliated companies                                             362,834                        -
  Taxes receivable                                                                   15,412                    3,770
  Inventory                                                                         233,369                  247,913
  Deferred fuel cost                                                                119,853                   81,699
  Prepayments                                                                        24,284                   42,631
  Other current assets                                                               75,451                  177,082
---------------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                      1,328,047                1,079,333
---------------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Income taxes recoverable through future rates                                     210,571                  229,008
  Harris Plant deferred costs                                                        44,813                   56,142
  Unamortized debt expense                                                           15,716                   10,924
  Nuclear decommissioning trust funds                                               411,279                  379,949
  Diversified business property, net                                                102,294                  239,982
  Miscellaneous other property and investments                                      395,995                  252,454
  Goodwill, net                                                                           -                  288,970
  Other assets and deferred debits                                                  124,339                  192,444
---------------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                    1,305,007                1,649,873
---------------------------------------------------------------------------------------------------------------------
           Total Assets                                                       $   9,260,388            $   9,494,019
---------------------------------------------------------------------------------------------------------------------

Capitalization and Liabilities
---------------------------------------------------------------------------------------------------------------------
Capitalization (see consolidated schedules of capitalization)
---------------------------------------------------------------------------------------------------------------------
  Common stock equity                                                         $   2,852,038            $   3,412,647
  Preferred stock - not subject to mandatory redemption                              59,334                   59,376
  Long-term debt, net                                                             3,619,984                3,028,561
---------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                      6,531,356                6,500,584
---------------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                                       -                  197,250
  Accounts payable                                                                  281,026                  269,053
  Payables to affiliated companies                                                  275,976                        -
  Interest accrued                                                                   56,259                   47,607
  Dividends declared                                                                  1,482                   80,939
  Short-term obligations                                                                  -                  168,240
  Other current liabilities                                                         146,191                  130,036
---------------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                                   760,934                  893,125
---------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                               1,491,660                1,632,778
  Accumulated deferred investment tax credits                                       197,207                  203,704
  Other liabilities and deferred credits                                            279,231                  263,828
---------------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                              1,968,098                2,100,310
----------------------------------------------------------------------- ---------------------------------------------
                                                                       -
Commitments and Contingencies (Note 15)
---------------------------------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                                 $   9,260,388            $   9,494,019
---------------------------------------------------------------------------------------------------------------------

See Notes to Carolina Power & Light Company consolidated financial statements.

CAROLINA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS of CASH FLOWS
-------------------------------------

                                                                                               Years ended December 31
(In thousands)                                                                            2000           1999            1998
---------------------------------------------------------------------------------------------------------------------------------

Operating Activities
Net income                                                                            $ 461,028      $   382,255       $ 399,238
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                        788,727          588,123         578,348
   Harris Plant deferred costs                                                           11,329            3,878           3,704
   Deferred income taxes                                                                (83,553)         (32,495)        (38,517)
   Investment tax credit                                                                 (4,512)         (10,299)        (10,206)
   Gain on sale of assets                                                              (200,000)               -               -
   Deferred fuel credit                                                                 (40,763)         (39,052)        (22,017)
   Net decrease in receivables, inventories, prepaid expenses
          and other current assets                                                     (215,841)        (168,148)        (62,351)
   Net (decrease) increase in payables and accrued expenses                             299,512           31,991          43,652
   Other                                                                                 29,180           75,867           2,330
---------------------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                                        1,045,107          832,120         894,181
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Gross property additions                                                               (821,991)        (689,054)       (424,263)
Nuclear fuel additions                                                                  (59,752)         (75,641)       (102,511)
Proceeds from sale of assets                                                            200,000                -               -
Contributions to nuclear decommissioning trust                                          (30,727)         (30,825)        (30,848)
Net cash flow of company-owned life insurance program                                    (4,291)          (6,542)         (1,954)
Investments in non-utility activities                                                  (163,714)        (199,525)       (103,543)
---------------------------------------------------------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                                             (880,475)      (1,001,587)       (663,119)
---------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from issuance of long-term debt                                                783,052          400,970           6,255
Net increase in short-term indebtedness                                                 123,697          339,100         242,100
Net increase (decrease) in outstanding payments                                          21,069         (117,643)         26,211
Retirement of long-term debt                                                           (695,163)        (113,335)       (208,050)
Redemption of preferred stock                                                               (42)               -               -
Dividends paid on preferred stock                                                        (2,966)          (2,967)         (2,967)
Dividends paid on common stock                                                         (432,325)        (293,704)       (279,717)
Other                                                                                         -            6,169            (448)
---------------------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by (Used in) Financing Activities                               (202,678)         218,590        (216,616)
---------------------------------------------------------------------------------------------------------------------------------
Net Increase  in Cash and Cash Equivalents                                              (38,046)          49,123          14,446
---------------------------------------------------------------------------------------------------------------------------------
Increase in Cash from Acquisition (See Noncash Activities)                                    -            1,876               -
Decrease in Cash from Stock Distribution (See Note 1)                                   (11,755)               -               -
Cash and Cash Equivalents at Beginning of the Year                                       79,871           28,872          14,426
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                              $  30,070      $    79,871       $  28,872
---------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the year - interest                                                  $ 205,250      $   174,101       $ 171,946
                            income taxes                                              $ 434,908      $   284,535       $ 329,739

Noncash Activities

On July 15, 1999, CP&L purchased all outstanding shares of North Carolina Natural Gas Corporation (NCNG). In conjunction with the purchase of NCNG, CP&L issued approximately $360 million in common stock.

On June 28, 2000, Caronet, a wholly-owned subsidiary of CP&L, contributed net assets in the amount of $93 million in exchange for a 35% ownership interest (15% voting interest) in a newly formed company.

On July 1, 2000, CP&L distributed its ownership interest in the stock of North Carolina Natural Gas Corporation, Strategic Resource Solutions Corporation, Monroe Power Company and Progress Energy Ventures, Inc. to Progress Energy, Inc. This resulted in a noncash dividend to its parent of approximately $555.9 million.

See Notes to Carolina Power & Light Company consolidated financial statements.

CAROLINA POWER & LIGHT COMPANY
CONSOLIDATED SCHEDULES of CAPITALIZATION
----------------------------------------

                                                                                                 December 31
 (Dollars in thousands except per share data)                                              2000             1999
--------------------------------------------------------------------------------------------------------------------
Common Stock Equity

Common stock without par value, authorized 200,000,000 shares, issued and
outstanding 159,608,055 and 159,599,650 shares, respectively                            $ 1,766,607    $   1,754,187
Unearned restricted stock awards                                                            (12,708)          (7,938)
Unearned ESOP common stock                                                                 (127,211)        (140,153)
Capital stock issuance expense                                                                 (794)            (794)
Retained earnings                                                                         1,226,144        1,807,345
--------------------------------------------------------------------------------------------------------------------
        Total Common Stock Equity                                                       $ 2,852,038    $   3,412,647
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Preferred Stock - not subject to mandatory redemption
Authorized - 300,000 shares $5.00 cumulative, $100 par value Preferred Stock;
20,000,000 shares cumulative, $100 par value Serial Preferred Stock
   $5.00 Preferred - 236,997 and 237,259  shares, respectively (redemption
        price $110.00)                                                                   $   24,349    $      24,376
   $4.20 Serial Preferred - 100,000 shares outstanding (redemption price
        $102.00)                                                                             10,000           10,000
   $5.44 Serial Preferred - 249,850 and 250,000 shares,
        respectively (redemption price $101.00)                                              24,985           25,000
--------------------------------------------------------------------------------------------------------------------
       Total Preferred Stock                                                           $    59,334           $59,376
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt (maturities and weighted average interest rates as of
December 31, 2000)

First mortgage bonds, maturing 2002-2024                                7.02%          $ 1,800,000     $   1,866,130
Pollution control obligations, maturing 2014-2024                       4.99%              713,770           497,640
Unsecured subordinated debentures, maturing 2025                        8.55%              125,000           125,000
Extendible notes, maturing 2002                                         6.76%              500,000           331,760
Commercial paper reclassified to long-term debt                         7.40%              486,297           362,600
Miscellaneous notes                                                                          7,324            54,846
Unamortized premium and discount, net                                                      (12,407)          (12,165)
Current portion                                                                                  -          (197,250)
--------------------------------------------------------------------------------------------------------------------
     Total Long-Term Debt                                                                3,619,984         3,028,561
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
        Total Capitalization                                                            $6,531,356     $   6,500,584
--------------------------------------------------------------------------------------------------------------------

CAROLINA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS of RETAINED EARNINGS
--------------------------------------------

                                                                               Years ended December 31
(In thousands)                                                       2000               1999             1998
--------------------------------------------------------------------------------------------------------------------

Retained Earnings at Beginning of Year                            $ 1,807,345      $ 1,728,301       $1,613,881
Net income                                                            461,028          382,255          399,238
Preferred stock dividends at stated rates                              (2,966)          (2,967)          (2,967)
Common stock dividends                                             (1,039,263)        (300,244)        (281,851)
--------------------------------------------------------------------------------------------------------------------
Retained Earnings at End of Year                                  $ 1,226,144      $ 1,807,345       $1,728,301
--------------------------------------------------------------------------------------------------------------------

See Notes to Carolina Power & Light Company consolidated financial statements.

 CAROLINA POWER & LIGHT COMPANY
 CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------

(In thousands)                                 First Quarter (a)   Second Quarter (a)   Third Quarter (a)    Fourth Quarter (a)
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
Operating revenues                               $ 877,140           $ 892,304       $   943,112            $ 831,351
Operating income                                   185,110             214,184           330,675               24,365  (c)
Net income                                          86,003             108,202           291,914 (b)          (25,091) (c)
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
Operating revenues                               $ 762,902           $ 762,822       $ 1,025,746            $ 806,145
Operating income                                   199,408             157,371           308,963              174,801
Net income                                          92,212              63,159           147,854               79,030

(a) In the opinion of management, all adjustments necessary to fairly present amounts shown for interim periods have been made. Results of operations for an interim period may not give a true indication of results for the year.
(b)      Includes gain on sale of BellSouth Carolinas PCS Partnership interest.
(c) Includes approved further accelerated depreciation of $125 million on nuclear generating assets.

See Notes to Carolina Power & Light Company consolidated financial statements.

CAROLINA POWER & LIGHT COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

     A. Organization

     Carolina Power & Light Company (CP&L) is a public service corporation primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. CP&L is a wholly-owned subsidiary of Progress Energy, Inc. (the Company), which was formed as a result of the reorganization of CP&L into a holding company structure on June 19, 2000. All shares of common stock of CP&L were exchanged for an equal number of shares of the Company. On December 4, 2000, the Company changed its name from CP&L Energy, Inc. to Progress Energy, Inc. The Company is a registered holding company under the Public Utility Holding Company Act (PUCHA) of 1935. Both the Company and its subsidiaries are subject to the regulatory provisions of the PUCHA.

     On July 1, 2000, CP&L distributed its ownership interest in the stock of North Carolina Natural Gas (NCNG), Strategic Resource Solutions Corporation
     (SRS), Monroe Power Company (Monroe Power) and Progress Energy Ventures, Inc. (Energy Ventures) to the Company. As a result, those companies are direct subsidiaries of the Progress Energy, Inc. and are not included in CP&L's results of operations and financial position since that date.

     CP&L's results of operations include the results of NCNG for the periods subsequent to July 15, 1999 (See Note 2A) and prior to July 1, 2000.

     B. Basis of Presentation

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the activities of CP&L and its majority-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation except as permitted by Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which provides that profits on intercompany sales to regulated affiliates are not eliminated if the sales price is reasonable and the future recovery of the sales price through the rate making process is probable. The accounting records are maintained in accordance with uniform systems of accounts prescribed by the Federal Energy Regulatory Commission
     (FERC), the North Carolina Utilities Commission (NCUC) and the Public Service Commission of South Carolina (SCPSC). Certain amounts for 1999 and 1998 have been reclassified to conform to the 2000 presentation.

     C. Use of Estimates and Assumptions

     In preparing consolidated financial statements that conform with generally accepted accounting principles, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and amounts of revenues and expenses reflected during the reporting period. Actual results could differ from those estimates.

     D. Utility Plant

     The cost of additions, including betterments and replacements of units of property, is charged to utility plant. Maintenance and repairs of property, and replacements and renewals of items determined to be less than units of property, are charged to maintenance expense. The cost of units of property replaced, renewed or retired, plus removal or disposal costs, less salvage, is charged to accumulated depreciation. Generally, electric utility plant, other than nuclear fuel is pledged as collateral for the first mortgage bonds of CP&L.

     The balances of utility plant in service at December 31 are listed below (in thousands), with a range of depreciable lives for each:

                                                    2000                1999

     Electric                                 ---------------   ----------------
          Production plant  (7-33 years)         $ 6,659,111        $ 6,413,121
          Transmission plant  (30-75 years)        1,060,080          1,018,114
          Distribution plant  (12-50 years)        2,869,104          2,676,881
          General plant and other (8-75 years)       537,606            525,707
                                              --------------    ----------------
           Total electric utility plant          $11,125,901        $10,633,823
     Gas plant (10-40 years)                              -            354,773
                                              --------------    ----------------
     Utility plant in service                   $11,125,901        $10,988,596
                                              ===============   ================

     As prescribed in the regulatory uniform systems of accounts, an allowance for the cost of borrowed and equity funds used to finance utility plant construction (AFUDC) is charged to the cost of the plant. Regulatory authorities consider AFUDC an appropriate charge for inclusion in the rates charged to customers by the utilities over the service life of the property. The equity funds portion of AFUDC is credited to other income and the borrowed funds portion is credited to interest charges. The total equity funds portion of AFUDC was $14.5 million and $3.9 million in 2000 and 1999, respectively. There were no amounts credited to other income for the equity funds portion of AFUDC during 1998. The composite AFUDC rate for CP&L's electric utility plant was 8.2%, 6.4% and 5.6% in 2000, 1999 and 1998, respectively. The composite AFUDC rate for NCNG's gas utility plant was 10.09% in 2000 and 1999.

     E. Diversified Business Property

     The following is a summary of diversified business property (in thousands):

                                                         2000          1999
                                                      --------       ---------
     Property, plant and equipment                    $ 85,062       $ 195,892
     Construction work in progress                      25,603          65,848
     Accumulated depreciation                           (8,371)        (21,758)
                                                      --------       ---------
     Diversified business property, net               $102,294       $ 239,982
                                                      ========       =========

     Diversified business property is stated at cost. Depreciation is computed on a straight-line basis using the following estimated useful lives: telecommunications equipment - 5 to 20 years; computers, office equipment and software - 3 to 10 years; merchant generation facilities - 25 years.

     F. Depreciation and Amortization

     For financial reporting purposes, substantially all depreciation of utility plant other than nuclear fuel is computed on the straight-line method based on the estimated remaining useful life of the property, adjusted for estimated net salvage. Depreciation provisions, including decommissioning costs (See Note 1G) and excluding accelerated cost recovery of nuclear generating assets, as a percent of average depreciable property other than nuclear fuel, were approximately 3.8% in 2000 and 3.9% in 1999 and 1998. Depreciation provisions totaled $688.8 million, $409.6 million and $394.4 million in 2000, 1999 and 1998, respectively.

     Depreciation and amortization expense also includes amortization of deferred operation and maintenance expenses associated with Hurricane Fran, which struck significant portions of CP&L's service territory in September 1996. In 1996, the NCUC authorized CP&L to defer these expenses (approximately $40 million) with amortization over a 40-month period, which expired in December 1999.

     With approval from the NCUC and the SCPSC, CP&L accelerated the cost recovery of its nuclear generating assets beginning January 1, 2000 and continuing through 2004. Also in 2000, CP&L received approval from the commissions to further accelerate the cost recovery of its nuclear generation facilities in 2000. The accelerated cost recovery of these assets resulted in additional depreciation expense of approximately $275 million during 2000 (See Note 8B). Pursuant to authorizations from the NCUC and the SCPSC, CP&L accelerated the amortization of certain regulatory assets over a three-year period beginning January 1997 and expiring December 1999. The accelerated amortization of these regulatory assets resulted in additional depreciation and amortization expenses of approximately $68 million in 1999 and 1998.

     Amortization of nuclear fuel costs, including disposal costs associated with obligations to the U.S. Department of Energy (DOE), is computed primarily on the unit-of-production method and charged to fuel expense. Costs related to obligations to the DOE for the decommissioning and decontamination of enrichment facilities are also charged to fuel expense.

     G. Decommissioning Provisions

     In CP&L's retail jurisdictions, provisions for nuclear decommissioning costs are approved by the NCUC and the SCPSC, and are based on site-specific estimates that include the costs for removal of all radioactive and other structures at the site. In the wholesale jurisdictions, the provisions for nuclear decommissioning costs are approved by FERC. Decommissioning cost provisions, which are included in depreciation and amortization expense, were $30.7 million in 2000 and $33.3 million in 1999 and 1998.

     Accumulated decommissioning costs, which are included in accumulated depreciation, were $599.3 million and $568.0 million at December 31, 2000 and 1999, respectively. These costs include amounts retained internally and amounts funded in externally managed decommissioning trusts. Trust earnings increase the trust balance with a corresponding increase in the accumulated decommissioning balance. These balances are adjusted for net unrealized gains and losses related to changes in the fair value of trust assets.

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

     Management believes that the decommissioning costs being recovered through rates by CP&L, when coupled with reasonable assumed after-tax fund earnings rates, are currently sufficient to provide for the costs of decommissioning.

     The Financial Accounting Standards Board is proceeding with its project regarding accounting practices related to obligations associated with the retirement of long-lived assets. An exposure draft was issued in February 2000 and a final statement is expected to be issued during the second quarter of 2001. It is uncertain what effects it may ultimately have on CP&L's accounting for decommissioning and other retirement costs.

     H. Other Policies

     CP&L recognizes electric utility revenues as service is rendered to customers. Operating revenues include unbilled electric utility revenues earned when service has been delivered but not billed by the end of the accounting period.

     Fuel expense includes fuel costs or recoveries that are deferred through fuel clauses established by CP&L's regulators. These clauses allow CP&L to recover fuel costs and portions of purchased power costs through surcharges on customer rates.

     Other property and investments are stated principally at cost. CP&L maintains an allowance for doubtful accounts receivable, which totaled approximately $17.0 million and $16.8 million at December 31, 2000 and 1999, respectively. Inventory, which includes fuel, materials and supplies, and gas in storage, is carried at average cost. Long-term debt premiums, discounts and issuance expenses for the utilities are amortized over the life of the related debt using the straight-line method. Any expenses or call premiums associated with the reacquisition of debt obligations by the utilities are amortized over the remaining life of the original debt using the straight-line method, except that the balance existing at December 31, 1996 was amortized on a three-year accelerated basis. CP&L considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     I. Impact of New Accounting Standard

     Effective January 1, 2001, CP&L adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. There will not be a significant transition adjustment affecting other comprehensive income or affecting the consolidated statement of income. The ongoing effects of SFAS No. 133 will depend on future market conditions and CP&L's positions in derivative instruments and hedging activities.

2.   Acquisitions and Dispositions

     A. North Carolina Natural Gas Corporation

     On July 15, 1999, CP&L completed the acquisition of NCNG for an aggregate purchase price of approximately $364 million, resulting in the issuance of approximately 8.3 million shares. The acquisition was accounted for as a purchase and, accordingly, the operating results of NCNG were included in CP&L's consolidated financial statements beginning with the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired, approximately $240 million, was recorded as goodwill of the acquired business and is amortized primarily over a period of 40 years. Effective July 1, 2000, CP&L distributed its ownership in NCNG stock to its parent. As of that date, the results of NCNG are no longer included in CP&L's consolidated results of operations and NCNG's assets and liabilities are no longer included in CP&L's consolidated balance sheet.

     B. BellSouth Carolinas PCS Partnership Interest

     In September 2000, Caronet, Inc., a wholly-owned subsidiary of CP&L, sold its 10% limited partnership interest in BellSouth Carolinas PCS for $200 million. The sale resulted in an after-tax gain of $121.1 million.

3.   Financial Information by Business Segment

     As described in Note 1A, on July 1, 2000, CP&L distributed its ownership interest in the stock of NCNG, SRS, Monroe Power and Energy Ventures to Progress Energy. As a result, those companies are direct subsidiaries of Progress Energy and are not included in CP&L's results of operations and financial position since that date.

     Through June 30, 2000, the business segments, operations and assets of Progress Energy and CP&L were substantially the same. Subsequent to July 1, 2000, CP&L's operations consist primarily of the CP&L Electric segment and the gain on sale of assets described in Note 2B. Subsequent to July 1, 2000, CP&L has no other material segments.

     The financial information by business segment for CP&L-Electric for the years ended December 31, 2000, 1999 and 1998 is as follows:


                                                Year Ended             Year Ended            Year Ended
(In thousands)                              December 31, 2000      December 31, 1999      December 31, 1998
-----------------------------------------------------------------------------------------------------------
Revenues
     Unaffiliated                        $           3,323,676   $         3,138,846   $        3,130,045
     Intersegment                                            -                     -                    -
                                         ------------------------------------------------------------------
          Total Revenues                 $           3,323,676   $         3,138,846   $        3,130,045
Depreciation and Amortization            $             684,356   $           486,502   $          487,097
Net Interest Charges                     $             221,856   $           183,098   $          174,433
Segment Income                           $             367,511   $           422,581   $          439,738
Total Segment Assets                     $           9,247,479   $         8,705,547   $        8,211,372
Capital and Investment Expenditures      $             805,489   $           671,401   $          463,729
===========================================================================================================

The primary differences between the CP&L Electric and CP&L consolidated financial information relate to other non-electric operations and elimination entries.

4.   Related Party Transactions

     CP&L participates in an internal money pool, operated by the Company, to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings. Subsidiaries which invest in the money pool earn interest on a basis proportionate to their average monthly investment. The interest rate used to calculate earnings approximates external interest rates. Funds may be withdrawn from or repaid to the pool at any time without prior notice. At December 31, 2000, CP&L had $30.5 million of amounts receivable from the money pool that are included in receivables from affiliated companies on the consolidated balance sheet.

     During 2000, the Company formed Progress Energy Service Company, LLC (PESC) to provide specialized services, at cost, to the Company and its subsidiaries, as approved by the SEC. CP&L has an agreement with PESC under which services, including purchasing, accounting, treasury, tax, marketing, legal and human resources, are rendered to CP&L at cost. Amounts billed to CP&L by PESC for these services during 2000 amounted to $52.4 million.

     During the year ended December 31, 2000 and the period from July 15, 1999 to December 31, 1999, gas sales from NCNG to CP&L amounted to $5.9 million and $1.0 million, respectively.

     Subsequent to July 1, 2000 (See Note 1A) the consolidated statement of income contains interest income received from NCNG in the amount of $4.1 million. Prior to this date, the interest income received from NCNG was eliminated in consolidation. At December 31, 2000, CP&L had $135.9 million of notes receivable from NCNG that are included in receivables from affiliated companies on the consolidated balance sheet.

     See Note 11B related to restricted stock purchases for affiliated companies.

     The remaining amounts of receivables and payables from (to) affiliate companies at December 31, 2000 represent intercompany amounts generated through CP&L's normal course of operations.

5.   Leases

     CP&L leases office buildings, computer equipment, vehicles, and other property and equipment with various terms and expiration dates. Rent expense (under operating leases) totaled $13.8 million, $15.7 million and $15.8 million for 2000, 1999 and 1998, respectively.

     Assets recorded under capital leases consist of (in thousands):

                                                 2000             1999
                                                 ----             ----
     Buildings                                 $27,626           $27,626
     Less:  Accumulated amortization            (8,018)           (6,760)
                                               -------           -------
                                               $19,608           $20,866
                                               -------           -------

     Minimum annual rental payments, excluding executory costs such as property taxes, insurance and maintenance, under long-term noncancelable leases as of December 31, 2000 are (in thousands):

                                         Capital Leases       Operating Leases
     2001                                   $  2,366            $   17,217
     2002                                      2,159                12,332
     2003                                      2,159                 8,176
     2004                                      2,159                 6,696
     2005                                      2,159                 6,290
     Thereafter                               24,589                34,108
                                            --------            ----------
                                            $ 35,591            $   84,819
     Less amount representing imputed
       interest                              (15,983)
                                            --------
     Present value of net minimum lease
       payments under capital leases        $ 19,608
                                            --------

     CP&L is also a lessor of land and/or buildings it owns under operating leases with various terms and expiration dates. The leased buildings are depreciated under the same terms as other buildings included in diversified business property. Minimum rentals receivable under noncancelable leases as of December 31, 2000, are (in thousands):

                                        Amounts
     2001                               $ 5,429
     2002                                 5,074
     2003                                 4,991
     2004                                 4,683
     2005                                 4,299
     Thereafter                          19,022
                                         ------
                                        $43,498
                                        -------

6.   Debt and Credit Facilities

     At December 31, 2000, CP&L had lines of credit totaling $750 million, all of which are used to support its commercial paper borrowings. CP&L is required to pay minimal annual commitment fees to maintain its credit facilities. The following table summarizes CP&L's credit facilities used to support the issuance of commercial paper (in millions).

      Description              Short-term          Long-term             Total
     ---------------------------------------------------------------------------
     364-Day                    $   -               $  375              $   375

     5-Year (4 years remaining)     -                  375                  375
                               -------------------------------------------------
                                $   -               $  750              $   750

     There were no loans outstanding under these facilities at December 31, 2000. CP&L's 364-day revolving credit agreement is considered a long-term commitment due to an option to convert to a one-year term loan at the expiration date.

     Based on the available balances on the long-term facilities, commercial paper of approximately $486 million has been reclassified to long-term debt at December 31, 2000. Commercial paper, pollution control bonds, and other short-term indebtedness of approximately $363 million, $56 million, and $331 million, respectively, were reclassified to long-term debt at December 31, 1999. As of December 31, 1999, CP&L had an additional $168 million of outstanding commercial paper and other short-term debt classified as short-term obligations. The weighted average interest rate of such short-term obligations was 6.1%.

     CP&L has a public medium-term note program providing for the issuance of either fixed or floating interest rate notes. These notes may have maturities ranging from 9 months to 30 years. CP&L has a balance of $300 million available for issuance at December 31, 2000

     The combined aggregate maturities of long-term debt for 2002 through 2005 are approximately $600 million, $493 million, $300 million, and $300 million, respectively. There are no maturities of long-term debt in 2001.

7.  Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents and short-term obligations approximate fair value due to the short maturities of these instruments. At December 31, 2000 and 1999, there were miscellaneous investments with carrying amounts of approximately $61 million and $60 million, respectively, included in miscellaneous other property and investments. The carrying amount of these investments approximates fair value due to the short maturity of certain instruments and certain instruments are presented at fair value. The carrying amount of CP&L's long-term debt, including current maturities, was $3.6 billion and $3.2 billion at December 31, 2000 and 1999, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $3.6 billion and $3.2 billion at December 31, 2000 and 1999, respectively.

     External funds have been established as a mechanism to fund certain costs of nuclear decommissioning (See Note 1G). These nuclear decommissioning trust funds are invested in stocks, bonds and cash equivalents. Nuclear decommissioning trust funds are presented at amounts that approximate fair value. Fair value is obtained from quoted market prices for the same or similar investments.

8.   Regulatory Matters

     A. Regulatory Assets and Liabilities

     As a regulated entity, CP&L is subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, CP&L records certain assets and liabilities resulting from the effects of the ratemaking process, which would not be recorded under generally accepted accounting principles for non-regulated entities. CP&L's ability to continue to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the electric utility industry. In the event that SFAS No. 71 no longer applied to a separable portion of CP&L's operations, related regulatory assets and liabilities would be eliminated unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of utility plant assets as determined pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     At December 31, 2000 and 1999, the balances of the CP&L's regulatory assets (liabilities) were as follows (in thousands):

                                                         2000             1999
                                                         ----             ----
     Income taxes recoverable through future rates*    $210,571         $229,008
     Harris Plant deferred costs                         44,813           56,142
     Loss on reacquired debt*                                 -            4,719
     Deferred fuel                                      119,853           81,699
     Abandonment costs*                                       -            1,675
     Deferred DOE enrichment facilities-related costs    36,027           40,897
     ---------------------------------------------------------------------------
          Total                                        $411,264         $414,140
                                                       ========         ========

     * All or certain portions of these regulatory assets have been subject to accelerated amortization (See Note 1F).

     B. Retail Rate Matters

     The NCUC and the SCPSC approved proposals to accelerate cost recovery of CP&L's nuclear generating assets beginning January 1, 2000, and continuing through 2004. The accelerated cost recovery began immediately after the 1999 expiration of the accelerated amortization of certain regulatory assets (See Note 1F). Pursuant to the orders, the accelerated depreciation expense for nuclear generating assets was set at a minimum of $106 million with a maximum of $150 million per year. In late 2000, CP&L received approval from the NCUC and the SCPSC to further accelerate the cost recovery of its nuclear generation facilities by $125 million in 2000. This additional depreciation will allow CP&L to reduce the minimum accelerated annual depreciation in 2001 through 2004 to $75 million. The resulting total accelerated depreciation in 2000 was $275 million. Recovering the costs of its nuclear generating assets on an accelerated basis will better position CP&L for the uncertainties associated with potential restructuring of the electric utility industry.

     In June 2000, CP&L filed a request with the NCUC seeking approval to defer sulfur dioxide (SO2) emission allowance expenses, effective as of January 1, 2000, for recovery in a future general rate case proceeding or by such other means as the NCUC may find appropriate. On January 5, 2001, the NCUC issued an order authorizing CP&L to defer, effective January 1, 2000, the cost of SO2 emission allowances purchased pursuant to the Clean Air Act. CP&L is allowed to recover emission allowance expense through the fuel clause adjustment in its South Carolina retail jurisdiction.

     In conjunction with the acquisition of NCNG, CP&L agreed to cap base retail electric rates in North Carolina and South Carolina through December 2004. The cap on base retail electric rates in South Carolina was extended to December 2005 in conjunction with regulatory approval to form a holding company. Management is of the opinion that this agreement will not have a material effect on CP&L's consolidated results of operations or financial position.

     In conjunction with the Company's merger with Florida Progress Corporation, CP&L reached a settlement with the Public Staff of the NCUC in which it agreed to reduce rates to all of its non-real time pricing customers by $3 million in 2002, $4.5 million in 2003, $6 million in 2004 and $6 million in 2005. CP&L also agreed to write off and forego recovery of $10 million of unrecovered fuel costs in each of its 2000 NCUC and SCPSC fuel cost recovery proceedings.

     C. Plant-Related Deferred Costs

     In 1988 rate orders, CP&L was ordered to remove from rate base and treat as abandoned plant certain costs related to the Harris Plant. Abandoned plant amortization related to the 1988 rate orders was completed in 1998 for the wholesale and the North Carolina retail jurisdictions and in 1999 for the South Carolina retail jurisdiction. Amortization of plant abandonment costs is included in depreciation and amortization expense and totaled $15.0 million and $24.2 million in 1999 and 1998, respectively.

9.   Risk Management Activities and Derivatives Transactions

     CP&L uses a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. Such instruments contain credit risk if the counterparty fails to perform under the contract. CP&L minimizes such risk by performing credit reviews using, among other things, publicly available credit ratings of such counterparties. Potential non-performance by counterparties is not expected to have a material effect on the consolidated financial position or consolidated results of operations of CP&L.

     A. Commodity Derivatives - Non-Trading

     CP&L enters into certain forward contracts involving cash settlements or physical delivery that reduce the exposure to market fluctuations relative to the price and delivery of electric products. During 2000, 1999 and 1998, CP&L principally sold electricity forward contracts, which can reduce price risk on CP&L's available but unsold generation. While such contracts are deemed to be economic hedges, CP&L no longer designates such contracts as hedges for accounting purposes; therefore, these contracts are carried on the balance sheet at fair value, with changes in fair value recognized in earnings. Gains and losses from such contracts were not material during 2000, 1999 and 1998. Also, CP&L did not have material outstanding positions in such contracts at December 31, 2000 or 1999.

     B. Commodity Derivatives - Trading

     CP&L from time to time engages in the trading of electricity commodity derivatives and, therefore, experiences net open positions. CP&L manages open positions with strict policies which limit its exposure to market risk and require daily reporting to management of potential financial exposures. When such instruments are entered into for trading purposes, the instruments are carried on the balance sheet at fair value, with changes in fair value recognized in earnings. The net results of such contracts have not been material in any year, and CP&L did not have material outstanding positions in such contracts at December 31, 2000 or 1999.

     C. Other Derivative Instruments

     CP&L may from time to time enter into derivative instruments to hedge interest rate risk or equity securities risk.

     CP&L has interest rate swap agreements to hedge its exposure on variable rate debt positions. The agreements, with a total notional amount of $500 million, were effective in July 2000 and mature in July 2002. Under these agreements, CP&L receives a floating rate based on the three-month London Interbank Offered Rate (LIBOR) and pays a weighted-average fixed rate of approximately 7.17%. The fair value of the swaps was a $9.1 million liability position at December 31, 2000. Interest rate swaps are accounted for using the settlement basis of accounting. As such, payments or receipts on interest rate swap agreements are recognized as adjustments to interest expense.

     The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

10.  Capitalization

     As of December 31, 2000 CP&L was authorized to issue up to 200,000,000 shares. All shares issued and outstanding are held by the Company effective with the share exchange on June 19, 2000 (See Note 1A).

     There are various provisions limiting the use of retained earnings for the payment of dividends under certain circumstances. As of December 31, 2000, there were no significant restrictions on the use of retained earnings.

11.  Stock-Based Compensation Plans

     A. Employee Stock Ownership Plan

     CP&L sponsors the Stock Purchase-Savings Plan (SPSP) for which substantially all full-time employees and certain part-time employees are eligible. The SPSP, which has matching and incentive goal features, encourages systematic savings by employees and provides a method of acquiring Progress Energy common stock and other diverse investments. The SPSP, as amended in 1989, is an Employee Stock Ownership Plan (ESOP) that can enter into acquisition loans to acquire Progress Energy common stock to satisfy SPSP common share needs. Qualification as an ESOP did not change the level of benefits received by employees under the SPSP. Common stock acquired with the proceeds of an ESOP loan is held by the SPSP Trustee in a suspense account. The common stock is released from the suspense account and made available for allocation to participants as the ESOP loan is repaid. Such allocations are used to partially meet common stock needs related to Progress Energy matching and incentive contributions and/or reinvested dividends. All or a portion of the dividends paid on ESOP suspense shares and on ESOP shares allocated to participants may be used to repay ESOP acquisition loans. To the extent used to repay such loans, the dividends are deductible for income tax purposes.

     There were 5,782,376 and 6,365,364 ESOP suspense shares at December 31, 2000 and 1999, respectively, with a fair value of $284.4 million and $193.7 million, respectively. ESOP shares allocated to plan participants totaled 13,549,257 and 12,966,269 at December 31, 2000 and 1999, respectively.
     CP&L's matching and incentive goal compensation cost under the SPSP is determined based on matching percentages and incentive goal attainment as defined in the plan. Such compensation cost is allocated to participants' accounts in the form of Progress Energy common stock, with the number of shares determined by dividing compensation cost by the common stock market value at the time of allocation. CP&L currently meets common stock share needs with open market purchases and with shares released from the ESOP suspense account. Matching and incentive cost met with shares released from the suspense account totaled approximately $14.7 million, $16.3 million and $15.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. CP&L has a long-term note receivable from the SPSP Trustee related to the purchase of common stock from CP&L in 1989. The balance of the note receivable from the SPSP Trustee is included in the determination of unearned ESOP common stock, which reduces common stock equity. Interest income on the note receivable is not recognized for financial statement purposes.

     B. Other Stock-Based Compensation Plans

     CP&L has compensation plans for officers and key employees of CP&L that are stock-based in whole or in part. The two primary active stock-based compensation programs are the Performance Share Sub-Plan (PSSP) and the Restricted Stock Awards program (RSA), both of which were established pursuant to CP&L's 1997 Equity Incentive Plan.

     Under the terms of the PSSP, officers and key employees of CP&L are granted performance shares that vest over a three-year consecutive period. Each performance share has a value that is equal to, and changes with, the value of a share of Progress Energy's common stock, and dividend equivalents are accrued on, and reinvested in, the performance shares. The PSSP has two equally weighted performance measures, both of which are based on Progress Energy's results as compared to a peer group of utilities. Compensation expense is recognized over the vesting period based on the expected ultimate cash payout. Compensation expense is reduced by any forfeitures.

     The RSA, which began in 1998, allows CP&L to grant shares of restricted common stock to key employees of CP&L. As a result of CP&L's reorganization into a holding company structure, restricted common stock is common stock of Progress Energy, Inc. (See Note 1A). The restricted shares vest on a graded vesting schedule over a minimum of three years. Compensation expense, which is based on the fair value of common stock at the grant date, is recognized over the applicable vesting period, with corresponding increases in common stock equity. The weighted average price of restricted shares at the grant date was $34.14, $36.63 and $42.03 in 2000, 1999 and 1998, respectively. Compensation expense is reduced by any forfeitures. Changes in CP&L's restricted stock shares outstanding were:

                              2000                 1999                1998
                              ----                 ----                ----

     Beginning balance       331,900              265,300                   -
     Granted                 207,000               66,600             274,800
     Transfers              (256,700)                   -                   -
     Forfeited               (28,000)                   -              (9,500)
                            ----------------------------------------------------
     Ending balance          254,200              331,900             265,300
                            ====================================================

The transfers line item reflects the distribution of CP&L's ownership interest in NCNG to the Company and the transfer of certain employees to PESC. The total amount expensed for other stock-based compensation plans was

     $9.8 million, $2.2 million and $1.3 million in 2000, 1999 and 1998, respectively. In addition to the balance of restricted stock reflected above, at December 31, 2000, CP&L had purchased approximately $10.4 million of restricted stock on behalf of affiliate companies, which is included in unearned restricted stock awards in the consolidated schedules of capitalization.

12.  Postretirement Benefit Plans

     CP&L and some of its subsidiaries have a non-contributory defined benefit retirement (pension) plan for substantially all full-time employees. CP&L also has a supplementary defined benefit pension plan that provides benefits to higher-level employees.

     The components of net periodic pension cost are (in thousands):

                                                    2000       1999      1998
                                                 --------   --------   --------

     Expected return on plan assets              $(76,508)  $(75,124)  $(69,920)
     Service cost                                  18,804     20,467     18,357
     Interest cost                                 49,821     46,846     45,877
     Amortization of transition obligation            121        106        106
     Amortization of prior service cost (benefit)  (1,282)    (1,314)      (158)
     Amortization of actuarial gain                (5,607)    (3,932)    (6,440)
                                                 --------   --------   --------
          Net periodic pension benefit           $(14,651)  $(12,951)  $(12,178)
                                                 =========  =========  =========

     In addition to the net periodic benefit reflected above, in 2000 CP&L recorded a charge of approximately $14.1 million to adjust its supplementary defined benefit pension plan. The effect of the adjustment for this plan is reflected in the actuarial loss (gain) line in the pension obligation reconciliation below.

     Prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the pension obligation or the market-related value of assets are amortized over the average remaining service period of active participants.

     Reconciliations of the changes in the plan's benefit obligations and the plan's funded status are (in thousands):

                                                           2000          1999
     Pension obligation                                  --------      ---------

       Pension obligation at  January 1                 $ 688,124     $ 678,210
       Interest cost                                       49,821        46,846
       Service cost                                        18,804        20,467
       Benefit payments                                   (50,770)      (41,585)
       Actuarial loss (gain)                               27,990       (50,120)
       Plan amendments                                          -         5,546
       Acquisitions (transfers)                           (95,902)       28,760
                                                         --------      --------
       Pension obligation at December 31                $ 638,067     $ 688,124

     Fair value of plan assets at December 31             777,435       947,143
                                                         --------      --------
     Funded status                                      $ 139,368     $ 259,019

     Unrecognized transition obligation                       454           582

     Unrecognized prior service benefit                   (15,355)      (18,175)

     Unrecognized actuarial gain                         (128,504)     (245,343)
                                                         --------      --------

     Prepaid (accrued) pension cost at December 31, net $  (4,037)    $  (3,917)
                                                         =========    ==========

     The net accrued pension cost of $4.0 million at December 31, 2000 is recognized in the accompanying consolidated balance sheet as prepaid pension cost of $10.4 million, which is included in other assets and deferred debits, and accrued benefit cost of $14.4 million, which is included in other liabilities and deferred credits. The accrued pension cost at December 31, 1999 did not have prepaid components and, therefore, is reflected in other liabilities and deferred credits. The aggregate benefit obligation for the plan where the accumulated benefit obligation exceeded the fair value of plan assets was $15.9 million at December 31, 2000, and the plan has no plan assets.

     Reconciliations of the fair value of pension plan assets are (in thousands):

                                                        2000             1999
                                                      ---------       ---------
     Fair value of plan assets at January 1            $947,143       $ 830,213
     Actual return on plan assets                        (1,007)        127,167
     Benefit payments                                   (50,770)        (41,585)
     Employer contributions                               1,160               -
     Acquisitions (transfers)                          (119,091)         31,348
                                                      ---------       ---------
     Fair value of plan assets at December 31         $ 777,435       $ 947,143
                                                      =========       =========

     The weighted-average discount rate used to measure the pension obligation was 7.5% in 2000 and 1999. The assumed rate of increase in future compensation used to measure the pension obligation was 4.0% in 2000 and 4.2% in 1999. The expected long-term rate of return on pension plan assets used in determining the net periodic pension cost was 9.25% in 2000, 1999 and 1998.

     In addition to pension benefits, CP&L and some of its subsidiaries provide contributory postretirement benefits (OPEB), including certain health care and life insurance benefits, for retired employees who meet specified criteria.

     The components of net periodic OPEB cost are (in thousands):

                                                2000        1999       1998
                                              -------     -------    -------
     Expected return on plan assets           $(3,852)    $(3,378)   $(3,092)
     Service cost                               8,868       7,936      7,182
     Interest cost                             13,677      13,914     13,402
     Amortization of prior service cost            54           -          -
     Amortization of transition obligation      5,551       5,760      5,641
     Amortization of actuarial gain              (779)         (1)      (549)
                                              -------     -------    -------
          Net periodic OPEB cost              $23,519     $24,231    $22,584
                                              =======     =======    =======

     Prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants. Actuarial gains and losses in excess of 10% of the greater of the OPEB obligation or the market-related value of assets are amortized over the average remaining service period of active participants.

     Reconciliations of the changes in the plan's benefit obligations and the plan's funded status are (in thousands):

                                                      2000          1999
                                                      ----          ----
       OPEB obligation

           OPEB obligation at January 1            $ 213,488      $196,846
           Interest cost                              13,677        13,914
           Service cost                                8,868         7,936
           Benefit payments                           (6,425)       (5,769)
           Actuarial gain                            (14,739)       (7,307)
           Plan amendment                                  -         1,062
           Acquisitions (transfers)                  (27,306)        6,806
                                                    ---------     ---------
           OPEB obligation at December 31          $ 187,563     $ 213,488

       Fair value of plan assets at December 31       39,048        43,235
                                                    ---------     ---------
       Funded status                               $(148,515)    $(170,253)

       Unrecognized transition obligation             61,706        76,593

       Unrecognized prior service cost                     -         1,062

       Unrecognized actuarial gain                   (25,600)      (17,261)
                                                   ---------     ---------
       Accrued OPEB cost at December 31            $(112,409)    $(109,859)
                                                   =========     =========

     Reconciliations of the fair value of OPEB plan assets are (in thousands):

                                                      2000            1999
                                                      ----            ----
     Fair value of plan assets at January 1          $43,235         $37,304
     Actual return on plan assets                       (191)          5,931
     Transfers                                        (3,996)              -
     Employer contribution                             6,425           5,769
     Benefits paid                                    (6,425)         (5,769)
                                                     --------        --------
     Fair value of plan assets at December 31        $39,048         $43,235
                                                     ========        ========

     The assumptions used to measure the OPEB obligation are:

                                                          2000        1999
                                                          ----        ----
     Weighted-average discount rate                       7.50%       7.50%
     Initial medical cost trend rate for
       pre-Medicare benefits                              7.50%       7.50%
     Initial medical cost trend rate for
       post-Medicare benefits                             7.50%       7.25%
     Ultimate medical cost trend rate                     5.00%       5.00%
     Year ultimate medical cost trend rate is achieved    2007        2006

     The expected weighted-average long-term rate of return on plan assets used in determining the net periodic OPEB cost was 9.25% in 2000, 1999 and 1998. The medical cost trend rates were assumed to decrease gradually from the initial rates to the ultimate rates. Assuming a 1% increase in the medical cost trend rates, the aggregate of the service and interest cost components of the net periodic OPEB cost for 2000 would increase by $3.9 million, and the OPEB obligation at December 31, 2000, would increase by $20.8 million. Assuming a 1% decrease in the medical cost trend rates, the aggregate of the service and interest cost components of the net periodic OPEB cost for 2000 would decrease by $3.3 million and the OPEB obligation at December 31, 2000, would decrease by $18.8 million.

     During 1999, CP&L completed the acquisition of NCNG. Effective January 1, 2000, NCNG's benefit plans were merged with those of CP&L. On July 1, 2000, CP&L distributed its ownership interest in the stock of NCNG to the Company. In addition, on August 1, 2000, the Company established Progress Energy Service Company, LLC. The effects of the acquisition of NCNG, the transfer of ownership interest in NCNG and the transfer of employees to Progress Energy Service Company, LLC are reflected as appropriate in the pension and OPEB liabilities, assets and net periodic costs presented above.

13.  Income Taxes

     Deferred income taxes are provided for temporary differences between book and tax bases of assets and liabilities. Investment tax credits related to regulated operations are amortized over the service life of the related property. A regulatory asset or liability has been recognized for the impact of tax expenses or benefits that are recovered or refunded in different periods by the utilities pursuant to rate orders.

     Net accumulated deferred income tax liabilities at December 31 are (in thousands):

                                                          2000           1999
                                                          ----           ----
     Accelerated depreciation and property
       cost differences                               $ 1,474,167    $ 1,583,610
     Deferred costs, net                                   51,549         70,478
     Miscellaneous other temporary differences, net        30,749         26,403
                                                      ------------   -----------
     Net accumulated deferred income tax liability    $ 1,556,465    $ 1,680,491
                                                      ============   ===========

     Total deferred income tax liabilities were $2.12 billion and $2.20 billion at December 31, 2000 and 1999, respectively. Total deferred income tax assets were $559 million and $519 million at December 31, 2000 and 1999, respectively. The net of deferred income tax liabilities and deferred income tax assets is included on the consolidated balance sheets under the captions other current liabilities and accumulated deferred income taxes.

     Reconciliations of CP&L's effective income tax rate to the statutory federal income tax rate are:

                                                   2000       1999       1998
                                                   -----      -----      -----
     Effective income tax rate                     38.6%      40.3%      39.2%
     Nuclear accelerated depreciation              (1.9)         -          -
     State income taxes, net of federal benefit    (4.5)      (4.6)      (4.7)
     Synthetic fuel income tax credits              1.6          -          -
     Investment tax credit amortization             3.7        1.6        1.5
     Other differences, net                        (2.5)      (2.3)      (1.0)
                                                   -----     ------      -----
       Statutory federal income tax rate           35.0%      35.0%      35.0%
                                                   =====     ======      =====

     The provisions for income tax expense are comprised of (in thousands):

                                             2000         1999          1998
                                           ---------     ---------    ----------
     Income tax expense (credit):
     Current   - federal                   $ 328,982     $ 253,140    $ 254,400
                 state                        62,228        48,075       51,817
     Deferred -  federal                     (71,929)      (30,011)     (34,842)
                 state                       (11,625)       (2,484)      (3,675)
     Investment tax credit                   (17,385)      (10,299)     (10,206)
                                           ---------     ---------    ----------
       Total income tax expense            $ 290,271     $ 258,421    $ 257,494
                                           =========     =========    ==========

14.  Joint Ownership of Generating Facilities

     CP&L holds undivided ownership interests in certain jointly owned generating facilities, excluding related nuclear fuel and inventories. CP&L is entitled to shares of the generating capability and output of each unit equal to their respective ownership interests. CP&L also pays its ownership share of additional construction costs, fuel inventory purchases and operating expenses. CP&L's share of expenses for the jointly owned facilities is included in the appropriate expense category.

     CP&L's ownership interest in the jointly owned generating facilities is listed below with related information as of December 31, 2000 (dollars in thousands):


                                     Company
                    Megawatt        Ownership         Plant          Accumulated            Under
Facility            Capability       Interest       Investment       Depreciation        Construction
--------            ----------       --------       -----------      ------------        ------------

Mayo Plant              745            83.83%       $  451,769        $  218,029          $  12,248
Harris Plant            860            83.83%        3,026,074         1,255,008             71,250
Brunswick Plant       1,631            81.67%        1,422,640         1,121,880             12,555
Roxboro Unit No. 4      700            87.06%          242,605           122,651             57,190


     In the table above, plant investment and accumulated depreciation, which includes accumulated nuclear decommissioning, are not reduced by the regulatory disallowances related to the Harris Plant.

15.  Commitments and Contingencies

     A. Purchased Power

     Pursuant to the terms of the 1981 Power Coordination Agreement, as amended, between CP&L and Power Agency, CP&L is obligated to purchase a percentage of Power Agency's ownership capacity of, and energy from, the Harris Plant. In 1993, CP&L and Power Agency entered into an agreement to restructure portions of their contracts covering power supplies and interests in jointly owned units. Under the terms of the 1993 agreement, CP&L increased the amount of capacity and energy purchased from Power Agency's ownership interest in the Harris Plant, and the buyback period was extended six years through 2007. The estimated minimum annual payments for these purchases, which reflect capacity costs, total approximately $32 million. These contractual purchases, totaled $33.9 million, $36.5 million and $34.4 million for 2000, 1999 and 1998, respectively. In 1987, the NCUC ordered CP&L to reflect the recovery of the capacity portion of these costs on a levelized basis over the original 15-year buyback period, thereby deferring for future recovery the difference between such costs and amounts collected through rates. In 1988, the SCPSC ordered similar treatment, but with a 10-year levelization period. At December 31, 2000 and 1999, CP&L had deferred purchased capacity costs, including carrying costs accrued on the deferred balances, of $44.8 million and $56.1 million, respectively. Increased purchases (which are not being deferred for future recovery) resulting from the 1993 agreement with Power Agency were approximately $26 million, $23 million and $19 million for 2000, 1999 and 1998, respectively.

     During 2000, CP&L had a long-term agreement for the purchase of power and related transmission services from Indiana Michigan Power Company's Rockport Unit No. 2 (Rockport). The agreement provides for the purchase of 250 megawatts of capacity through 2009 with an estimated minimum annual payment of approximately $31 million, representing capital-related capacity costs. Total purchases (including transmission use charges) under the Rockport agreement amounted to $61 million, $59.2 million and $59.3 million for 2000, 1999 and 1998, respectively. During 1998 and part of 1999, CP&L had an additional long-term agreement to purchase power and related transmission services from Duke Energy. Total purchases under this agreement amounted to $33.8 million and $75.5 million for 1999 and 1998, respectively.

     B. Insurance

     CP&L is a member of Nuclear Electric Insurance Limited (NEIL), which provides primary and excess insurance coverage against property damage to members' nuclear generating facilities. Under the primary program, CP&L is insured for $500 million at each of its nuclear plants. In addition to primary coverage, NEIL also provides decontamination, premature decommissioning and excess property insurance with limits of $1.0 billion on the Brunswick Plant, $1.0 billion on the Harris Plant and $800 million on the Robinson Plant. An additional shared limit policy of $1 billion in excess of $1 billion is also provided through NEIL on the Brunswick and Harris Plants for decontamination, premature decommissioning and excess property.

     Insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at nuclear generating units is also provided through membership in NEIL. CP&L is insured thereunder, following a twelve week deductible period, for 52 weeks in weekly amounts of $2.25 million at Brunswick Unit No. 1, $2.25 million at Brunswick Unit No. 2, $2.4 million at the Harris Plant and $1.96 million at Robinson Unit No. 2. An additional 104 weeks of coverage is provided at 80% of the above weekly amounts. For the current policy period, CP&L is subject to retrospective premium assessments of up to approximately $13.5 million with respect to the primary coverage, $15.4 million with respect to the decontamination, decommissioning and excess property coverage, $2.6 million with respect to the shared limit excess coverage and $7.1 million for the incremental replacement power costs coverage, in the event covered expenses at insured facilities exceed premiums, reserves, reinsurance and other NEIL resources. These resources as of December 31, 2000 totaled approximately $4.6 billion.

     Pursuant to regulations of the Nuclear Regulatory Commission, CP&L's property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after an accident and, second, to decontamination costs, before any proceeds can be used for decommissioning, plant repair or restoration. CP&L is responsible to the extent losses may exceed limits of the coverage described above.

     CP&L is insured against public liability for a nuclear incident up to $9.54 billion per occurrence. In the event that public liability claims from an insured nuclear incident exceed $200 million, CP&L would be subject to a pro rata assessment of up to $83.9 million for each reactor owned per occurrence. Payment of such assessment would be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned.

     C. Claims and Uncertainties

     1. CP&L is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

     Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several manufactured gas plant (MGP) sites to which CP&L has some connection. In this regard, CP&L, with other potentially responsible parties, are participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA) and the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). Although CP&L may incur costs at these sites about which it has been notified, based upon current status of these sites, CP&L does not expect those costs to be material to its consolidated financial position or results of operations.

     CP&L is periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. Although CP&L may incur costs at the sites about which they have been notified, based upon the current status of these sites, CP&L does not expect those costs to be material to its consolidated financial position or results of operations.

     The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. CP&L has recently been asked to provide information to the EPA as part of this initiative and has cooperated in providing the requested information. The EPA has initiated enforcement actions against other utilities as part of this initiative, some of which have resulted in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments. CP&L cannot predict the outcome of this matter.

     In 1998, the EPA published a final rule addressing the issue of regional transport of ozone. This rule is commonly known as the NOx SIP Call. The EPA's rule requires 23 jurisdictions, including North and South Carolina, to further reduce nitrogen oxide emissions in order to attain a pre-set state NOx emission level by May 31, 2004. CP&L is evaluating necessary measures to comply with the rule and estimates its related capital expenditures could be approximately $370 million, which has not been adjusted for inflation. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to CP&L's results of operations. Further controls are anticipated as electricity demand increases. CP&L cannot predict the outcome of this matter.

     In July 1997, the EPA issued final regulations establishing a new eight-hour ozone standard. In October 1999, the District of Columbia Circuit Court of Appeals ruled against the EPA with regard to the federal eight-hour ozone standard. The U.S. Supreme Court has upheld, in part, the District of Columbia Circuit Court of Appeals decision. Further litigation and rulemaking are anticipated. North Carolina adopted the federal eight-hour ozone standard and is proceeding with the implementation process. North Carolina has promulgated final regulations, which will require CP&L to install nitrogen oxide controls under the State's eight-hour standard. The cost of those controls are included in the cost estimate of $370 million set forth above.

     The EPA published a final rule approving petitions under section 126 of the Clean Air Act, which requires certain sources to make reductions in nitrogen oxide emissions by 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina fossil-fueled electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. CP&L, other utilities, trade organizations and other states are participating in litigation challenging the EPA's action. CP&L cannot predict the outcome of this matter.

     CP&L has filed claims with its general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the consolidated financial position or results of operations.

     2. As required under the Nuclear Waste Policy Act of 1982, CP&L entered into a contract with the DOE under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

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

     After the DOE failed to comply with the decision in Indiana & Michigan Power v. DOE, a group of utilities petitioned the Court of Appeals in Northern States Power (NSP) v. DOE, seeking an order requiring the DOE to begin taking spent nuclear fuel by January 31, 1998. The DOE took the position that their delay was unavoidable, and the DOE was excused from performance under the terms and conditions of the contract. The Court of Appeals did not order the DOE to begin taking spent nuclear fuel, stating that the utilities had a potentially adequate remedy by filing a claim for damages under the contract.

     After the DOE failed to begin taking spent nuclear fuel by January 31, 1998, a group of utilities filed a motion with the Court of Appeals to enforce the mandate in NSP v. DOE. Specifically, this group of utilities asked the Court to permit the utilities to escrow their waste fee payments, to order the DOE not to use the waste fund to pay damages to the utilities, and to order the DOE to establish a schedule for disposal of spent nuclear fuel. The Court denied this motion based primarily on the grounds that a review of the matter was premature, and that some of the requested remedies fell outside of the mandate in NSP v. DOE.

     Subsequently, a number of utilities each filed an action for damages in the Court of Claims. In a recent decision, the U.S. Circuit Court of Appeals (Federal Circuit) ruled that utilities may sue the DOE for damages in the Federal Court of Claims instead of having to file an administrative claim with DOE. CP&L is in the process of evaluating whether they should file a similar action for damages.

     CP&L also continues to monitor legislation that has been introduced in Congress which might provide some limited relief. CP&L cannot predict the outcome of this matter.

     With certain modifications and additional approval by the NRC, CP&L's spent nuclear fuel storage facilities will be sufficient to provide storage space for spent fuel generated on its system through the expiration of the current operating licenses for all of its nuclear generating units. Subsequent to the expiration of these licenses, dry storage may be necessary. CP&L obtained NRC approval to use additional storage space at the Harris Plant in December 2000.

     3. CP&L is involved in various litigation matters in the ordinary course of business, some of which involve substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. In the opinion of management, the final disposition of pending litigation would not have a material adverse effect on CP&L's consolidated results of operations or financial position.

                              PROGRESS ENERGY, INC.
                 Schedule II - Valuation and Qualifying Accounts
              For the Years Ended December 31, 2000, 1999, and 1998



                               Balance at       Charged to                                                      Balance at
                               Beginning         Costs and            Other                                       End of
        Description            of Period         Expenses           Additions            Deductions               Period
---------------------------- --------------- ------------------ ------------------- ---------------------- ----------------------

Year Ended
   December 31, 2000

 Uncollectible accounts       $16,809,765        $14,387,547        $  8,254,368    a.   $(11,335,875)     b.   $28,115,805
 Nuclear refueling
  outage reserve                   -             $   884,000        $ 10,592,000    a.   $   (640,000)          $10,836,000
                             ---------------     --------------    ----------------     ------------------     ------------------
                              $16,809,765        $15,271,547        $ 18,846,368         $(11,975,875)          $38,951,805
                             ===============     ==============    ================     ==================     ==================

Year Ended
   December 31, 1999

  Uncollectible accounts      $14,226,931        $ 6,966,304        $  2,607,368    c.   $ (6,990,838)     b.   $16,809,765
                             ===============     ==============    ================     ==================     ==================

Year Ended
   December 31, 1998

  Uncollectible accounts      $ 3,366,361        $17,993,081        $          -         $ (7,132,511)     b.   $14,226,931
                             ===============     ==============    ================     ==================     ==================

a.   Represents acquisition of FPC on November 30, 2000.
b.   Represents write-off of uncollectible accounts, net of recoveries.
c.   Represents acquisition of NCNG on July 15, 1999.

                         CAROLINA POWER & LIGHT COMPANY
                 Schedule II - Valuation and Qualifying Accounts
              For the Years Ended December 31, 2000, 1999, and 1998


                                  Balance at        Charged to                                                    Balance at
                                  Beginning          Costs and                                                      End of
         Description              of Period          Expenses        Other Additions         Deductions             Period
----------------------------------------------------------------------------------------------------------------------------

Year Ended
   December 31, 2000

  Uncollectible accounts        $16,809,765         $12,450,000     $    -               $(12,283,672)     a.   $16,976,093
                             =================   ===============   ===============      =================      ================

Year Ended
   December 31, 1999

  Uncollectible accounts        $14,226,931         $6,966,304      $ 2,607,368      b.  $(6,990,838)      c.   $16,809,765
                             =================   ===============   ===============      =================      ================

Year Ended
   December 31, 1998

  Uncollectible accounts        $3,366,361          $17,993,081     $    -               $(7,132,511)      c.   $14,226,931
                             =================   ===============   ===============      =================      ================

a. Represents transfer of uncollectible account balances for SRS, NCNG, Monroe Power and Energy Ventures to Progress Energy on July 1, 2000 of $2,846,873 as well as write-off of uncollectible accounts, net of recoveries of $9,436,799.
b.   Represents acquisition of NCNG on July 15, 1999.
c.   Represents write-off of uncollectible accounts, net of recoveries.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         As a result of the acquisition of Florida Progress Corporation (FPC) and Florida Power Corporation (Florida Power) by Progress Energy, Inc. (Progress Energy), management decided to retain Deloitte & Touche LLP (D&T) as its independent public accountants. D&T has served as the independent public accountants for Progress Energy for over fifty years. On March 21, 2001, the Audit Committee of the Board of Directors approved this recommendation and formally elected to (i) engage D&T as the independent accountants for FPC and Florida Power and (ii) dismiss KPMG LLP (KPMG) as such independent accountants.

         KPMG's reports on FPC's and Florida Power's financial statements for 2000 and 1999 (the last two fiscal years of KPMG's engagement) contained no adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. D&T became FPC's and Florida Power's independent accountants upon the completion of the 2000 audit and issuance of the related financial statements.

         During FPC's and Florida Power's last two fiscal years and the subsequent interim period to the date hereof, there were no disagreements between FPC and Florida Power and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such years.

         Progress Energy has requested KPMG to furnish it, as promptly as possible, with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements made by Progress Energy in this Form 10-K. A copy of such letter, dated March 28, 2001 is filed as an Exhibit to this Form 10-K.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

          a) Information on Progress Energy, Inc.'s directors is set forth in the Progress Energy 2000 definitive proxy statement dated April 2, 2001, and incorporated by reference herein. Information on Carolina Power & Light Company's directors is set forth in the CP&L 2000 definitive proxy statement dated April 2, 2001, and incorporated by reference herein.

          b) Information on both Progress Energy's and CP&L's executive officers is set forth in PART I and incorporated by reference herein.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

          Information on Progress Energy, Inc.'s executive compensation is set forth in the Progress Energy 2000 definitive proxy statement dated April 2, 2001, and incorporated by reference herein. Information on Carolina Power & Light Company's executive compensation is set forth in the CP&L 2000 definitive proxy statement dated April 2, 2001, and incorporated by reference herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

          a) Progress Energy knows of no person who is a beneficial owner of more than five (5%) percent of any class of the Company's voting securities.

          b) Information on security ownership of the Progress Energy's and Carolina Power & Light Company's management is set forth in the Progress Energy and Carolina Power & Light Company 2000 definitive proxy statements dated April 2, 2001, and incorporated by reference herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

          Information on certain relationships and related transactions is set forth in the Progress Energy and CP&L 2000 definitive proxy statement dated April 2, 2001, and incorporated by reference herein.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

          a)   The following documents are filed as part of the report:

               1.   Consolidated Financial Statements Filed:
                      See ITEM 8 - Consolidated Financial Statements and Supplementary Data.

               2.   Consolidated Financial Statement Schedules Filed:
                      See ITEM 8 - Consolidated Financial Statements and Supplementary Data

               3.   Exhibits Filed:
                    ---------------
                      See EXHIBIT INDEX

          b) Reports on Form 8-K filed during or with respect to the last quarter of 2000 and the portion of the first quarter of 2001 prior to the filing of this Form 10-K:

               Progress Energy, Inc.
               ---------------------

               1.   Current Report on Form 8-K dated October 31, 2000

               2.   Current Report on Form 8-K dated December 1, 2000

               3.   Current Report on Form 8-K dated December 4, 2000

               4.   Current Report on Form 8-K dated January 23, 2001

               5.   Current Report on Form 8-K dated January 24, 2001

               6.   Current Report on Form 8-K dated February 27, 2001

               7.   Current Report on Form 8-K dated March 16, 2001

               Carolina Power & Light Company
               ------------------------------

               1.   Current Report on Form 8-K dated October 31, 2000

               2.   Current Report on Form 8-K dated December 1, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PROGRESS ENERGY, INC.
                                         CAROLINA POWER & LIGHT COMPANY
                                         ------------------------------
Date: March 28, 2001                     (Registrants)
      --------------
                                         By: /s/Peter M. Scott III
                                             ---------------------
                                         Executive Vice President and
                                         Chief Financial Officer

                                         By: /s/Robert H. Bazemore, Jr.
                                             --------------------------
                                         Vice President and Controller
                                         (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                              Title                        Date
---------                              -----                        ----

/s/ William Cavanaugh III              Principal Executive        March 21, 2001
--------------------------             Officer and Director
(William Cavanaugh III,
Chairman, President and Chief
Executive Officer)


/s/ Peter M. Scott III                 Principal Financial        March 21, 2001
-----------------------                Officer
(Peter M. Scott, Executive
Vice President and Chief
Chief Financial Officer)


/s/ Edwin B. Borden                    Director                   March 21, 2001
--------------------
(Edwin B. Borden)


/s/ David L. Burner                    Director                   March 21, 2001
--------------------
(David L. Burner)


/s/ Charles W. Coker                   Director                   March 21, 2001
---------------------
(Charles W. Coker)


/s/ Richard L. Daugherty               Director                   March 21, 2001
-------------------------
(Richard L. Daugherty)


/s/ W.D. Frederick, Jr.                Director                   March 21, 2001
------------------------
(W.D. Frederick, Jr.)


/s/ Richard Korpan                     Director                   March 21, 2001
-------------------
(Richard Korpan)

/s/ Estell C. Lee                      Director                   March 21, 2001
------------------
(Estell C. Lee)


/s/ William O. McCoy                   Director                   March 21, 2001
---------------------
(William O. McCoy)


/s/ E. Marie McKee                     Director                   March 21, 2001
-------------------
(E. Marie McKee)


/s/ John H. Mullin, III                Director                   March 21, 2001
------------------------
(John H. Mullin, III)


/s/ Richard A. Nunis                   Director                   March 21, 2001
---------------------
(Richard A. Nunis)


/s/ J. Tylee Wilson                    Director                   March 21, 2001
--------------------
(J. Tylee Wilson)


/s/ Jean Giles Wittner                 Director                   March 21, 2001
-----------------------
(Jean Giles Wittner)

                                  EXHIBIT INDEX


                                                                                Progress
Number                     Exhibit                                              Energy, Inc.             CP&L
                                                                                ------------             ----

*2(a)           Agreement and Plan of Merger By and Among Carolina Power & Light                           X
                Company, North Carolina Natural Gas Corporation and Carolina
                Acquisition Corporation, dated as of November 10, 1998 (filed as
                Exhibit No. 2(b) to Quarterly Report on Form 10-Q for the
                quarterly period ended  September 30, 1998, File No. 1-3382.)

*2(b)           Agreement and Plan of Merger by and among Carolina Power & Light                           X
                Company, North Carolina Natural Gas Corporation and Carolina
                Acquisition Corporation, Dated as of November 10, 1998, as
                Amended and Restated as of April 22, 1999 (filed as Exhibit 2 to
                Quarterly Report on Form 10-Q for the quarterly period ended
                March 31, 1999, File No. 1-3382).

*2(c)           Agreement and Plan of Exchange, dated as of August 22, 1999, by      X                     X
                and among Carolina Power & Light Company, Florida Progress
                Corporation and CP&L Holdings, Inc. (filed as Exhibit 2.1 to
                Current Report on Form 8-K dated August 22, 1999, File No.
                1-3382).

*2(d)           Amended and Restated Agreement and Plan of Exchange, by and          X                     X
                among Carolina Power & Light Company, Florida Progress
                Corporation and CP&L Energy, Inc., dated as of August 22, 1999, amended and restated as of March 3, 2000 (filed as Annex A to
                Joint Preliminary Proxy Statement of Carolina Power & Light
                Company and Florida Progress Corporation dated March 6, 2000,
                File No. 1-3382).

*3a(1)          Restated Charter of Carolina Power & Light Company, as                                     X
                amended May 10, 1995 (filed as Exhibit No. 3(i) to Quarterly
                Report on Form 10-Q for the quarterly period ended June 30,
                1995, File No. 1-3382).

*3a(2)          Restated  Charter  of  Carolina  Power & Light  Company as                                 X
                amended on May 10, 1996 (filed as Exhibit No. 3(i) to Quarterly
                Report on Form 10-Q for the quarterly period ended June 30,
                1997, File No. 1-3382).

*3a(3)          Amended and Restated Articles of Incorporation of CP&L               X
                Energy, Inc., as amended and restated on June 15, 2000 (filed as
                Exhibit No. 3a(1) to Quarterly Report on Form 10-Q for the
                quarterly period ended June 30, 2000, File No. 1-15929 and No.
                1-3382).

*3b(1)          By-Laws of Carolina Power & Light Company, as amended May 10,                              X
                1995 (filed as Exhibit No. 3(ii) to Quarterly Report on Form
                10-Q for the quarterly period ended June 30, 1995, File No.
                1-3382).

*3b(2)          By-Laws of Carolina Power & Light Company, as amended on                                   X
                September 18, 1996 (filed as Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, File
                No.1-3382).

*3b(3)          By-Laws of Carolina Power & Light Company, as amended on March                             X
                17, 1999 (filed as Exhibit No. 3b(3) to Annual Report on Form
                10-K for the fiscal year ended December 31, 1998, File No.
                1-3382).

*3b(4)          By-Laws of CP&L  Energy,  Inc.,  as amended  and  restated           X
                June 15, 2000 (filed as Exhibit No. 3b(1) to Quarterly Report of
                Form 10-Q for the quarterly period ended June 30, 2000, File No.
                1-15929 and No. 1-3382).

*3b(5)          By-Laws of Carolina Power & Light Company, as amended on July                              X
                12, 2000 (filed as Exhibit No. 3b(2) to Quarterly Report on Form
                10-Q for the quarterly period ended June 30, 2000, File No.
                1-15929 and No. 1-3382).

*4a(1)          Resolution of Board of Directors, dated December 8, 1954,                                  X
                authorizing the issuance of, and establishing the series
                designation, dividend rate and redemption prices for CP&L's
                Serial Preferred Stock, $4.20 Series (filed as Exhibit 3(c),
                File No. 33-25560).

*4a(2)          Resolution of Board of Directors, dated January 17, 1967,                                  X
                authorizing the issuance of, and establishing the series
                designation, dividend rate and redemption prices for CP&L's
                Serial Preferred Stock, $5.44 Series (filed as Exhibit 3(d),
                File No. 33-25560).

*4a(3)          Statement of Classification of Shares dated January 13, 1971,                              X
                relating to the authorization of, and establishing the series designation, dividend rate and redemption prices for CP&L's
                Serial Preferred Stock, $7.95 Series (filed as Exhibit 3(f),
                File No. 33-25560).

*4a(4)          Statement of Classification of Shares dated September 7, 1972,                             X
                relating to the authorization of, and establishing the series designation, dividend rate and redemption prices for CP&L's
                Serial Preferred Stock, $7.72 Series (filed as Exhibit 3(g),
                File No. 33-25560).

*4b(1)          Mortgage  and  Deed  of  Trust  dated  as of May  1,  1940                                 X
                between CP&L and The Bank of New York (formerly, Irving Trust
                Company) and Frederick G. Herbst (Douglas J. MacInnes,
                Successor), Trustees and the First through Fifth Supplemental
                Indentures thereto (Exhibit 2(b), File No. 2-64189); the Sixth through Sixty-sixth Supplemental Indentures (Exhibit 2(b)-5,
                File No. 2-16210; Exhibit 2(b)-6, File No. 2-16210; Exhibit
                4(b)-8, File No. 2-19118; Exhibit 4(b)-2, File No. 2-22439;
                Exhibit 4(b)-2, File No. 2-24624; Exhibit 2(c), File No.
                2-27297; Exhibit 2(c), File No. 2-30172; Exhibit 2(c), File

                No. 2-35694; Exhibit 2(c), File No. 2-37505; Exhibit 2(c), File
                No. 2-39002; Exhibit 2(c), File No. 2-41738; Exhibit 2(c), File
                No. 2-43439; Exhibit 2(c), File No. 2-47751; Exhibit 2(c), File
                No. 2-49347; Exhibit 2(c), File No. 2-53113; Exhibit 2(d), File
                No. 2-53113; Exhibit 2(c), File No. 2-59511; Exhibit 2(c), File
                No. 2-61611; Exhibit 2(d), File No. 2-64189; Exhibit 2(c), File
                No. 2-65514; Exhibits 2(c) and 2(d), File No. 2-66851; Exhibits
                4(b)-1, 4(b)-2, and 4(b)-3, File No. 2-81299; Exhibits 4(c)-1
                through 4(c)-8, File No. 2-95505; Exhibits 4(b) through 4(h),
                File No. 33-25560; Exhibits 4(b) and 4(c), File No. 33-33431;
                Exhibits 4(b) and 4(c), File No. 33-38298; Exhibits 4(h) and
                4(i), File No. 33-42869; Exhibits 4(e)-(g), File No. 33-48607;
                Exhibits 4(e) and 4(f), File No. 33-55060; Exhibits 4(e) and
                4(f), File No. 33-60014; Exhibits 4(a) and 4(b) to
                Post-Effective Amendment No. 1, File No. 33-38349; Exhibit 4(e),
                File No. 33-50597; Exhibit 4(e) and 4(f), File No. 33-57835;
                Exhibit to Current Report on Form 8-K dated August 28, 1997,
                File No. 1-3382; Form of Carolina Power & Light Company First
                Mortgage Bond, 6.80% Series Due August 15, 2007 filed as Exhibit
                4 to Form 10-Q for the period ended September 30, 1998, File No.
                1-3382; Exhibit 4(b), File No. 333-69237; and Exhibit 4(c) to
                Current Report on Form 8-K dated March 19, 1999, File No.
                1-3382.); and the Sixty-eighth Supplemental Indenture (Exhibit
                No. 4(b) to Current Report on Form 8-K dated April 20, 2000,
                File No. 1-3382.]

4b(2)           Sixty-ninth Supplemental Indenture, dated as of June 1, 2000, to                           X
                Carolina Power & Light Company's Mortgage and Deed of Trust,
                dated May 1, 1940, between Carolina Power & Light Company and
                The Bank of New York and Douglas J. MacInnes, as Trustees.

4b(3)           Seventieth Supplemental Indenture, dated as of July 1, 2000, to                            X
                Carolina Power & Light Company's Mortgage and Deed of Trust,
                dated May 1, 1940, between Carolina Power & Light Company and
                The Bank of New York and Douglas J. MacInnes, as Trustees.

*4c(1)          Indenture, dated as of March 1, 1995, between CP&L and Bankers                             X
                Trust Company, as Trustee, with respect to Unsecured
                Subordinated Debt Securities (filed as Exhibit No. 4(c) to
                Current Report on Form 8-K dated April 13, 1995, File No.
                1-3382).

*4c(2)          Resolutions adopted by the Executive Committee of the Board of                             X
                Directors at a meeting held on April 13, 1995, establishing the terms of the 8.55% Quarterly Income Capital Securities (Series A
                Subordinated Deferrable Interest Debentures) (filed as Exhibit
                4(b) to Current Report on Form 8-K dated April 13, 1995, File
                No. 1-3382).

*4d             Indenture  (for Senior  Notes),  dated as of March 1, 1999                                 X

                between Carolina Power & Light Company and The Bank of New York, as Trustee, (filed as Exhibit No. 4(a) to Current Report on Form
                8-K dated March 19, 1999, File No. 1-3382), and the First and
                Second Supplemental Senior Note Indentures thereto (Exhibit No.
                4(b) to Current Report on Form 8-K dated March 19, 1999, File
                No. 1-3382); Exhibit No. 4(a) to Current Report on Form 8-K dated April 20, 2000, File No. 1-3382).

*4e             Indenture (For Debt Securities), dated as of October 28, 1999                             X
                between Carolina Power & Light Company and The Chase Manhattan
                Bank, as Trustee (filed as Exhibit 4(a) to Current Report on
                Form 8-K dated November 5, 1999, File No. 1-3382), and an
                Officer's Certificate issued pursuant thereto, dated as of
                October 28, 1999, authorizing the issuance and sale of
                Extendible Notes due October 28, 2009 (Exhibit 4(b) to Current
                Report on Form 8-K dated November 5, 1999, File No. 1-3382).

*4f             Contingent Value Obligation Agreement, dated as of November 30,      X
                2000, between CP&L Energy, Inc. and The Chase Manhattan Bank, as
                Trustee (Exhibit 4.1 to Current Report on Form 8-K dated
                December 12, 2000, File No. 1-3382).

*10a(1)         Purchase, Construction and Ownership Agreement dated July 30,                              X
                1981 between Carolina Power & Light Company and North Carolina
                Municipal Power Agency Number 3 and Exhibits, together with resolution dated December 16, 1981 changing name to North
                Carolina Eastern Municipal Power Agency, amending letter dated
                February 18, 1982, and amendment dated February 24, 1982 (filed as Exhibit 10(a), File No. 33-25560).

*10a(2)         Operating and Fuel Agreement dated July 30, 1981 between                                   X
                Carolina Power & Light Company and North Carolina Municipal
                Power Agency Number 3 and Exhibits, together with resolution dated December 16, 1981 changing name to North Carolina Eastern
                Municipal Power Agency, amending letters dated August 21, 1981 and December 15, 1981, and amendment dated February 24, 1982
                (filed as Exhibit 10(b), File No. 33-25560).

*10a(3)         Power Coordination Agreement dated July 30, 1981 between                                   X
                Carolina Power & Light Company and North Carolina Municipal
                Power Agency Number 3 and Exhibits, together with resolution dated December 16, 1981 changing name to North Carolina Eastern
                Municipal Power Agency and amending letter dated January 29,
                1982 (filed as Exhibit 10(c), File No. 33-25560).

*10a(4)         Amendment dated December 16, 1982 to Purchase, Construction and                            X
                Ownership Agreement dated July 30, 1981 between Carolina Power &
                Light Company and North Carolina Eastern Municipal Power Agency
                (filed as Exhibit 10(d),  File No. 33-25560).

*10a(5)         Agreement  Regarding New  Resources  and Interim  Capacity                                 X
                between Carolina Power & Light Company and North Carolina
                Eastern Municipal Power Agency dated October 13, 1987 (filed as
                Exhibit 10(e), File No. 33-25560).

*10a(6)         Power   Coordination   Agreement  -  1987A  between  North                                 X
                Carolina Eastern Municipal Power Agency and Carolina Power &
                Light Company for Contract Power From New Resources Period
                1987-1993 dated October 13, 1987 (filed as Exhibit 10(f), File
                No. 33-25560).

+ *10b(1)       Directors Deferred Compensation Plan effective January 1, 1982                             X
                as amended (filed as Exhibit 10(g), File No. 33-25560).

+ *10b(2)       Supplemental Executive Retirement Plan effective January 1,                                X
                1984 (filed as Exhibit 10(h), File No. 33-25560).

+ *10b(3)       Retirement Plan for Outside Directors (filed as Exhibit 10(i),                             X
                File No. 33-25560).

+ *10b(4)       Executive Deferred Compensation Plan effective May 1, 1982 as                              X
                amended (filed as Exhibit 10(j), File No. 33-25560).

+ *10b(5)       Key  Management  Deferred  Compensation  Plan  (filed as                                   X
                Exhibit 10(k), File No. 33-25560).

+ *10b(6)       Resolutions of the Board of Directors, dated March 15, 1989,                               X
                amending the Key Management Deferred Compensation Plan (filed as
                Exhibit 10(a), File No. 33-48607).

-+*10b(7)       Resolutions of the Board of Directors dated May 8, 1991,             X                     X
                amending the CP&L Directors Deferred Compensation Plan
                (filed as Exhibit 10(b), File No. 33-48607).

+ *10b(8)       Resolutions of the Board of Directors dated May 8, 1991,                                   X
                amending the CP&L Executive Deferred Compensation Plan
                (filed as Exhibit 10(c), File No. 33-48607).

-+*10b(9)       1997 Equity Incentive Plan, approved by CP&L's shareholders          X                     X
                May 7, 1997, effective as of January 1, 1997 (filed as
                Appendix A to CP&L's 1997 Proxy Statement, File No. 1-3382).

+*10b(10)       Performance Share Sub-Plan of the 1997 Equity Incentive Plan,        X                     X
                adopted by the Personnel, Executive Development and
                Compensation Committee of the Board of Directors, March 19,
                1997, subject to shareholder approval of the 1997 Equity
                Incentive Plan, which was obtained on May
                7, 1997, (filed as Exhibit 10(b), File No. 1-3382).

+*10b(11)       Resolutions of Board of Directors dated July 9, 1997, amending                             X
                the Deferred Compensation Plan for Key Management Employees of
                Carolina Power & Light Company.

+*10b(12)       Resolutions of Board of Directors dated July 9, 1997, amending       X
                the Supplemental Executive Retirement Plan of
                Carolina Power & Light Company.

+*10b(13)       Amended Management Incentive Compensation Program of Carolina        X
                Power & Light Company, as amended December 10, 1997.

+*10b(14)       Carolina Power & Light Company Restoration Retirement Plan,          X                     X
                effective January 1, 1998.

+*10b(15)       Carolina Power & Light Company Non-Employee Director Stock Unit      X                     X
                Plan, effective January 1, 1998.

-+*10b(16)      Carolina Power & Light Company Restricted Stock Agreement, as        X                     X
                approved January 7, 1998, pursuant to the Company's 1997
                Equity Incentive Plan (filed as Exhibit No. 10 to Quarterly
                Report on Form 10-Q for the quarterly period ended March 31,
                1998, File No. 1-3382.)

+*10b(17)       Resolutions of Board of Directors dated July 17, 1998,               X
                amending the Supplemental Executive Retirement Plan of
                Carolina Power & Light Company, effective January 1, 1999,
                (filed as Exhibit No. 10(a) to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, File No. 1-3382.)

+*10b(18)       Amended Management Incentive Compensation Plan of Carolina           X
                Power & Light Company, effective January 1, 1999, as amended by the Organization and Compensation Committee of the Board of
                Directors on July 17, 1998, (filed as Exhibit No. 10(b) to
                Quarterly Report on Form 10-Q for the quarterly period ended
                June 30, 1998, File No. 1-3382.)

+*10b(19)       Supplemental Senior Executive Retirement Plan of Carolina            X
                Power & Light Company, as amended January 1, 1999 (filed as
                Exhibit No. 10b(19) to Annual Report on Form 10-K for the
                fiscal year ended December 31, 1998, File No. 1-3382).

-+*10b(20)      Carolina  Power & Light Company  Restoration  Retirement             X                     X
                Plan,  as amended  January 1, 1999 (filed as Exhibit No.
                10b(20)  to Annual  Report  on Form 10-K for the  fiscal
                year ended December 31, 1998, File No. 1-3382).

-+*10b(21)      Performance Share Sub-Plan of the 1997 Equity Incentive Plan,        X                     X
                as Revised and Restated March 17, 1999

                (filed as Exhibit 10b(21) to Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3382).

-+*10b(22)      Amended Management Incentive Compensation Plan of Carolina           X                     X
                Power & Light Company, as amended January 1, 2000 (filed as
                Exhibit 10b(22) to Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-3382).

-+*10b(23)      Carolina Power & Light Company Management Deferred                   X                     X
                Compensation Plan, adopted as of January 1, 2000, (filed as
                Exhibit 4 to Form S-8 dated October 25, 1999, File No.
                333-89685).

-+*10b (24)     Amended and Restated Supplemental Senior Executive Retirement        X                     X
                Plan of Carolina Power & Light Company, effective January 1,
                1984, as last amended March 15, 2000 (filed as Exhibit 10b(24)
                to Annual Report on Form 10-K for the fiscal year ended
                December 31, 1999, File No. 1-3382).

+10b(25)        Florida Power Corporation  Management Incentive Compensation         X
                Plan, effective January 1, 2001.

+*10b(26)       Employment  Agreement  dated  September 1, 1992,  by and                                   X
                between Carolina Power & Light Company and William
                Cavanaugh III (filed as Exhibit 10b, File No. 1-3382).

+*10b(27)       Employment Agreement dated April 1, 1993, by and between                                   X
                Carolina Power & Light Company and William S.
                Orser (filed as Exhibit 10b, File No. 1-3382).

+*10b(28)       Employment Arrangement dated September 27, 1994 by and between                             X
                Carolina Power & Light Company and Glenn E.
                Harder (filed as Exhibit 10b, File No. 1-3382).

+*10b(29)       Personal  Services  Agreement  dated September 18, 1996,                                   X
                by and  between  Carolina  Power  &  Light  Company  and
                Sherwood  H.  Smith,  Jr.  (filed as Exhibit  10b,  File
                No.1-3382).

+*10b(30)       Employment  Agreement dated June 2, 1997, by and between                                   X
                Carolina  Power & Light  Company  and Robert B.  McGehee
                (filed as Exhibit 10b, File No. 1-3382).

+*10b(31)       Employment Agreement dated September 24, 1997, by and between                              X
                Carolina Power & Light Company and John E.
                Manczak (filed as Exhibit 10b, File No. 1-3382).

+*10b(32)       Employment Agreement dated August 3, 1998, by and between                                  X
                Carolina Power & Light Company and Tom D. Kilgore (filed as
                Exhibit 10b(27) to the Company's Annual Report on Form 10-K
                for the year ended

                December 31, 1998, File No. 1-3382).

+*10b(33)       Agreement dated April 27, 1999 between  Carolina Power &                                   X
                Light Company and Sherwood H. Smith, Jr. (filed as Exhibit 10b,
                File No. 1-3382).

+*10b(34)       Employment Agreement dated July 15, 1999 by and between North                              X
                Carolina Natural Gas Corporation and Calvin B.
                Wells (filed as Exhibit 10b, File No. 1-3382).

+*10b(35)       Employment Arrangement dated August 5, 1999 by and between                                 X
                Carolina Power & Light Company and Larry M.
                Smith (filed as Exhibit 10b, File No. 1-3382).

+*10b(36)       Employment Agreement dated August 1, 2000 between CP&L Service       X
                Company LLC and William Cavanaugh III (filed as Exhibit 10(i)
                to Quarterly Report on Form 10-Q for the quarterly period
                ended September 30, 2000, File No. 1-15929 and No. 1-3382).

+*10b(37)       Employment Agreement dated August 1, 2000 between Carolina                                 X
                Power & Light Company and William S. "Skip" Orser (filed as
                Exhibit 10(ii) to Quarterly Report on Form 10-Q for the
                quarterly period ended September 30, 2000, File No. 1-15929 and
                No. 1-3382).

+*10b(38)       Employment Agreement dated August 1, 2000 between Carolina                                 X
                Power & Light Company and Tom Kilgore (filed as Exhibit
                10(iii) to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, File No. 1-15929 and No.
                1-3382).

+*10b(39)       Employment Agreement dated August 1, 2000 between CP&L Service       X
                Company LLC and Robert McGehee (filed as Exhibit 10(iv) to
                Quarterly Report on Form 10-Q for the quarterly period ended
                September 30, 2000, File No. 1-15929 and No. 1-3382).

+*10b(40)       Form of Employment Agreement dated August 1, 2000 (i) between        X                     X
                Carolina Power & Light Company and Don K. Davis; and (ii)
                between CP&L Service Company LLC and Peter M. Scott III and
                William D. Johnson (filed as Exhibit 10(v) to Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                2000, File No. 1-15929 and No. 1-3382).

+*10b(41)       Form of Employment Agreement dated August 1, 2000 (i) between        X                     X
                Carolina Power & Light Company and Fred Day IV, C.S. "Scotty"
                Hinnant and E. Michael Williams; and (ii) between CP&L Service
                Company LLC and Cecil L. Goodnight (filed as Exhibit 10(vi) to
                Quarterly Report on Form 10-Q for the quarterly period ended
                September 30, 2000, File No. 1-15929 and No. 1-3382).

12              Computation of Ratio of Earnings to Fixed Charges and                X                     X


                Ratio of Earnings to Fixed Charges Preferred Dividends Combined.

16              Letter Regarding Change in Certifying Accountant                     X

21              Subsidiaries of Progress Energy, Inc.                                X

23(a)           Consent of Deloitte & Touche LLP.                                    X                     X

23(b)           Consent of KPMG LLP.                                                 X

*Incorporated herein by reference as indicated.
+Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14 (c) of Form 10-K.
-Sponsorship of this management contract or compensation plan or arrangement was transferred from Carolina Power & Light Company to Progress Energy, Inc., effective August 1, 2000.