Form 10-Q
period 2002-06-30
PROGRESS ENERGY INC; CAROLINA POWER & LIGHT CO
filed 2002-08-13
CIK 1094093, 17797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

                                       OR

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______.



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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2002, each registrant had the following shares of common stock outstanding


          Registrant                        Description                            Shares
          ----------                        -----------                            ------
Progress Energy, Inc.             Common Stock (Without Par Value)               221,235,262
Carolina Power & Light Company    Common Stock (Without Par Value)      159,608,055 (all of which were
                                                                        held by Progress Energy, Inc.)

            PROGRESS ENERGY, INC. AND CAROLINA POWER & LIGHT COMPANY
                 FORM 10-Q - For the Quarter Ended June 30, 2002



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

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

     TERM                             DEFINITION

Code                             Internal Revenue Service Code
CP&L                             Carolina Power & Light Company
CR3                              Florida Power's nuclear generating plant, Crystal River Unit No. 3
CVO                              Contingent value obligation
DEP                              Florida Department of Environment and Protection
DOE                              Department of Energy
Dt                               Dekatherm
DWM                              North Carolina Department of Environment and Natural Resources, Division of Waste
                                 Management
EasternNC                        Eastern North Carolina Natural Gas Company, formerly referred to as ENCNG
EPA                              United States Environmental Protection Agency
FASB                             Financial Accounting Standards Board
FERC                             Federal Energy Regulatory Commission
Florida Power                    Florida Power Corporation
FPC                              Florida Progress Corporation
FPSC                             Florida Public Service Commission
Generally accepted accounting    Accounting principles generally accepted in the United States of America principles
IRS                              Internal Revenue Service
kWh                              Kilowatt-hour
MGP                              Manufactured Gas Plant
MW                               Megawatt
NCNG                             North Carolina Natural Gas Corporation
NCUC                             North Carolina Utilities Commission
NOx SIP Call                     EPA rule which requires 22 states including North and South Carolina to further reduce nitrogen oxide emissions.
NRC                              United States Nuclear Regulatory Commission
PCH                              Progress Capital Holdings, Inc.
PLRs                             Private Letter Rulings
Progress Energy                  Progress Energy, Inc.
Progress Fuels                   Progress Fuels Corporation, formerly referred to as Electric Fuels Corporation
Progress Rail                    Progress Rail Services Corporation
Progress Telecom                 Progress Telecommunications Corporation
Progress Ventures                Business segment of Progress Energy primarily made up of merchant energy generation, coal and synthetic fuel operations and energy marketing and trading, formerly referred to as
                                 Energy Ventures
Progress Ventures, Inc.          Legal entity holding certain non-regulated operations and part of Progress Ventures business segment (formerly referred to as CPL Energy Ventures, Inc.)
PUHCA                            Public Utility Holding Company Act of 1935, as amended
RTO                              Regional Transmission Organization
SCPSC                            Public Service Commission of South Carolina
SEC                              United States Securities and Exchange Commission
Service Company                  Progress Energy Service Co., LLC
SFAS No. 133                     Statements of Financial Accounting Standards No. 133, Accounting for Derivative and
                                 Hedging Activities
SFAS No. 142                     Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets
SFAS No. 143                     Statements of Financial Accounting Standards No. 143, Accounting for Asset Retirement
                                 Obligations
SRS                              Strategic Resource Solutions Corp.
the Company                      Progress Energy, Inc. and subsidiaries


    SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The matters discussed throughout this combined Form 10-Q that are not historical facts are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

In addition, forward-looking statements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, but not limited to, statements under the sub-heading "Other Matters" concerning synthetic fuel tax credits and regulatory developments.

Any forward-looking statement speaks only as of the date on which such statement is made, and neither Progress Energy nor CP&L undertakes any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission, the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Energy, the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended, the North Carolina Utilities Commission, the Public Service Commission of South Carolina and the Florida Public Service Commission), particularly legislative and regulatory initiatives regarding the restructuring of the electricity industry or potential national deregulation legislation; the outcome of legal and administrative proceedings, including proceedings before our principal regulators, and the impact of the settlement of Florida Power's rate case; risks associated with operating nuclear power facilities, availability of nuclear waste storage facilities, and nuclear decommissioning costs; terrorist threats and activities, economic uncertainty caused by such activities on the United States, and potential adverse reactions to United States anti-terrorism activities; changes in the economy of areas served by CP&L, Florida Power or NCNG; the extent to which we are able to obtain adequate and timely rate recovery of costs, including potential stranded costs arising from the restructuring of the electricity industry; weather conditions and catastrophic weather-related damage; general industry trends, changes in technology, increased competition from energy and gas suppliers, and market demand for energy; inflation and capital market conditions; the extent to which we are able to realize the potential benefits of our recent and future acquisitions and successfully integrate them with the remainder of our business; the extent to which we are able to realize the potential benefits of our conversion to a non-regulated holding company structure and the success of our direct and indirect subsidiaries; the extent to which we are able to continue to use tax credits associated with the operations of the synthetic fuel facilities; the extent to which we are able to reduce our capital expenditures through the utilization of the natural gas expansion fund established by the North Carolina Utilities Commission; and unanticipated changes in operating expenses and capital expenditures.

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Progress Energy and CP&L. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of each such factor on Progress Energy and CP&L.

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

                              Progress Energy, Inc.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2002

STATEMENTS OF INCOME
                                                              Three Months Ended         Six Months Ended
(Unaudited)                                                        June 30,                  June 30,
(In thousands except per share amounts)                       2002         2001        2002          2001
-------------------------------------------------------------------------------------------------------------
Operating Revenues
  Electric                                                $ 1,600,581  $ 1,565,947 $ 3,098,503   $ 3,197,994
  Natural gas                                                  64,498       68,575     150,603       207,149
  Diversified businesses                                      373,185      681,121     677,472       818,591
-------------------------------------------------------------------------------------------------------------
       Total Operating Revenues                             2,038,264    2,315,643   3,926,578     4,223,734
-------------------------------------------------------------------------------------------------------------
Operating Expenses
  Fuel used in electric generation                            372,244      378,288     746,438       748,144
  Purchased power                                             224,685      211,876     405,958       429,424
  Gas purchased for resale                                     49,849       57,184     102,772       166,778
  Other operation and maintenance                             351,526      304,400     686,216       599,497
  Depreciation and amortization                               215,279      264,131     431,891       580,920
  Taxes other than on income                                   94,436       93,945     191,631       193,592
  Diversified businesses                                      426,875      721,744     798,986       911,447
-------------------------------------------------------------------------------------------------------------
      Total Operating Expenses                              1,734,894    2,031,568   3,363,892     3,629,802
-------------------------------------------------------------------------------------------------------------
Operating Income                                              303,370      284,075     562,686       593,932
-------------------------------------------------------------------------------------------------------------
Other Income (Expense)
  Interest income                                               6,239        9,445       8,315        19,448
  Other, net                                                   (1,780)     (12,119)      4,890        (9,457)
-------------------------------------------------------------------------------------------------------------
      Total Other Income (Expense)                              4,459       (2,674)     13,205         9,991
-------------------------------------------------------------------------------------------------------------
Interest Charges
  Gross interest charges                                      176,355      197,269     350,782       360,215
  Allowance for borrowed funds used during construction
  and capitalized interest                                     (5,305)      (1,873)     (9,081)       (5,353)
-------------------------------------------------------------------------------------------------------------
      Total Interest Charges, Net                             171,050      195,396     341,701       354,862
-------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                    136,779       86,005     234,190       249,061
Income Tax Expense (Benefit)                                   16,159      (25,697)    (18,957)     (16,644)
-------------------------------------------------------------------------------------------------------------
Net Income                                                $   120,620  $   111,702 $   253,147   $   265,705
-------------------------------------------------------------------------------------------------------------

Average Common Shares Outstanding                             215,007      200,043     213,999       199,922
Basic and Diluted Earnings per Common Share               $      0.56  $      0.56 $      1.18   $      1.33
Diluted Earnings per Common Share                                0.56         0.56        1.18          1.32
Dividends Declared per Common Share                       $     0.545  $     0.530 $     1.090   $     1.060

-------------------------------------------------------------------------------------------------------------
See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.


Progress Energy, Inc
BALANCE SHEETS
(Unaudited)
(In thousands except share data)                                                 June 30,       December 31,
Assets                                                                             2002              2001
---------------------------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                                         $  19,260,446     $    19,176,021
  Gas utility plant in service                                                    521,001             491,903
  Accumulated depreciation                                                    (10,435,492)        (10,096,412)
---------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                           9,345,955           9,571,512
  Held for future use                                                              15,027              15,380
  Construction work in progress                                                 1,143,029           1,065,154
  Nuclear fuel, net of amortization                                               224,279             262,869
---------------------------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                               10,728,290          10,914,915
---------------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                       304,442              54,419
  Accounts receivable                                                             758,985             738,740
  Unbilled accounts receivable                                                    229,463             199,593
  Taxes receivable                                                                      -              32,325
  Inventory                                                                       925,676             886,747
  Deferred fuel cost                                                              123,933             146,652
  Prepayments                                                                      68,513              49,056
  Other current assets                                                            135,413             224,409
---------------------------------------------------------------------------------------------------------------
        Total Current Assets                                                    2,546,425           2,331,941
---------------------------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory Assets                                                               414,625             448,631
  Nuclear decommissioning trust funds                                             839,529             822,821
  Diversified business property, net                                            1,996,130           1,073,046
  Miscellaneous other property and investments                                    507,177             456,880
  Goodwill, net                                                                 3,722,237           3,690,210
  Prepaid pension costs                                                           497,542             489,600
  Other assets and deferred debits                                                516,757             513,099
---------------------------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                                  8,493,997           7,494,287
---------------------------------------------------------------------------------------------------------------
           Total Assets                                                     $  21,768,712     $    20,741,143
---------------------------------------------------------------------------------------------------------------

Capitalization and Liabilities
---------------------------------------------------------------------------------------------------------------
Capitalization
  Common stock (without par value, 500,000,000 shares authorized,
  221,235,262 and 218,725,352 shares issued and outstanding, respectively)  $   4,243,547     $     4,107,493
  Unearned ESOP common stock                                                     (104,703)           (114,385)
  Accumulated other comprehensive loss                                            (28,923)            (32,180)
  Retained earnings                                                             2,061,224           2,042,605
---------------------------------------------------------------------------------------------------------------
        Total common stock equity                                               6,171,145           6,003,533
  Preferred stock of subsidiaries-not subject to mandatory redemption              92,831              92,831
  Long-term debt, net                                                          10,512,723           9,483,745
---------------------------------------------------------------------------------------------------------------
           Total Capitalization                                                16,776,699          15,580,109
---------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                               352,860             688,052
  Accounts payable                                                                591,660             725,977
  Taxes accrued                                                                    66,835                   -
  Interest accrued                                                                225,950             212,387
  Dividends declared                                                              119,469             117,857
  Short-term obligations                                                          346,983              77,529
  Customer deposits                                                               159,900             154,343
  Other current liabilities                                                       396,609             419,398
---------------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                               2,260,266           2,395,543
---------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                                             1,407,249           1,434,506
  Accumulated deferred investment tax credits                                     216,159             226,382
  Regulatory liabilities                                                          285,014             287,239
  Other liabilities and deferred credits                                          823,325             817,364
---------------------------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities                            2,731,747           2,765,491
---------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 12)
---------------------------------------------------------------------------------------------------------------
           Total Capitalization and Liabilities                             $  21,768,712     $    20,741,143
---------------------------------------------------------------------------------------------------------------
See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.




Progress Energy, Inc.
STATEMENTS OF CASH FLOWS                                                         Six Months Ended
(Unaudited)                                                                          June 30,
(In thousands)                                                                  2002             2001
----------------------------------------------------------------------------------------------------------

Operating Activities
  Net income                                                            $     253,147     $      265,705
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                           519,390            676,640
      Deferred income taxes                                                   (42,933)           (31,904)
      Investment tax credit                                                   (10,223)           (13,216)
      Deferred fuel cost                                                       22,718              3,973
      Net (increase) decrease in accounts receivable                          (43,627)            79,287
      Net increase in inventories                                             (40,729)          (177,027)
      Net decrease in prepaids and other current assets                         3,657             23,818
      Net decrease in accounts payable                                        (48,951)          (181,134)
      Net increase in other current liabilities                               102,503            130,349
      Other                                                                     5,518            (34,031)
----------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                             720,470            742,460
----------------------------------------------------------------------------------------------------------

Investing Activities
  Gross property additions                                                   (495,658)          (542,798)
  Proceeds from sale of assets                                                      -              5,532
  Nuclear fuel additions                                                      (25,593)           (78,871)
  Contributions to nuclear decommissioning trust                              (19,916)           (27,883)
  Fuel acquisition, net of cash acquired                                      (17,355)                 -
  Diversified business property additions and acquisitions                   (569,574)          (120,393)
  Investments in non-utility activities                                        (2,403)             5,500
----------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                              (1,130,499)          (758,913)
----------------------------------------------------------------------------------------------------------

Financing Activities
  Proceeds from issuance of long-term debt                                  1,028,843          3,473,300
  Net increase (decrease) in commercial paper reclassified to                (254,955)           103,558
    long-term debt
  Net increase (decrease) in short-term indebtedness                          269,454         (3,229,253)
  Net decrease in cash provided by checks drawn in excess of bank             (33,525)           (64,774)
    balances
  Retirement of long-term debt                                              (116,117)            (33,914)
  Dividends paid on common stock                                            (232,916)           (212,506)
  Other                                                                         (732)            (47,587)
----------------------------------------------------------------------------------------------------------
        Net Cash Provided by (Used in) Financing Activities                   660,052            (11,176)
----------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                          250,023            (27,629)
Cash and Cash Equivalents at Beginning of the Period                           54,419            101,296
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                          $     304,442     $       73,667
----------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest                                  $     324,234     $      265,462
                              income taxes                              $      11,320     $       40,878
See Note 2 for non-cash investing and financing activity.
----------------------------------------------------------------------------------------------------------
See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.






Progress Energy, Inc.
SUPPLEMENTAL  DATA SCHEDULE                                     Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
(Unaudited)                                                    2002             2001             2002              2001
-----------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands)
Electric
    Retail                                                $ 1,313,045      $ 1,295,650    $    2,573,854    $     2,622,453
    Wholesale                                                 212,572          214,908           407,519            475,555
    Unbilled                                                   29,486           15,099            26,226            (46,780)
    Miscellaneous revenue                                      45,478           40,290            90,904            146,766
-----------------------------------------------------------------------------------------------------------------------------
         Total Electric                                     1,600,581        1,565,947         3,098,503          3,197,994
Natural gas                                                    64,498           68,575           150,603            207,149
Diversified businesses                                        373,185          681,121           677,472            818,591
-----------------------------------------------------------------------------------------------------------------------------
            Total Operating Revenues                      $ 2,038,264      $ 2,315,643    $    3,926,578    $     4,223,734
-----------------------------------------------------------------------------------------------------------------------------

Energy Sales - Utility
 Electric (millions of kWh)
  Retail
     Residential                                                7,777            7,204            15,822             15,926
     Commercial                                                 5,884            5,682            11,130             10,956
     Industrial                                                 4,354            4,401             8,223              8,594
     Other retail                                               1,053            1,007             1,999              1,970
-----------------------------------------------------------------------------------------------------------------------------
          Total retail                                         19,068           18,294            37,174             37,446
  Unbilled                                                        875              624               720               (543)
  Wholesale                                                     4,471            4,080             8,781              8,859
-----------------------------------------------------------------------------------------------------------------------------
     Total Electric                                            24,414           22,998            46,675             45,762
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Natural Gas Delivered (thousands of dt)                        15,390           11,096            32,498             25,942
-----------------------------------------------------------------------------------------------------------------------------

Energy Supply - Utility (millions of kWh)
  Generated - Steam                                            11,683           11,877            23,098             23,791
              Nuclear                                           7,693            6,813            14,920             13,950
              Hydro                                               107               64               246                117
              Combustion turbines                               2,162            1,672             3,747              2,809
  Purchased                                                     3,857            3,711             6,850              7,385
-----------------------------------------------------------------------------------------------------------------------------
            Total Energy Supply - (Company Share) (a)          25,502           24,137            48,861             48,052
-----------------------------------------------------------------------------------------------------------------------------

Detail of Income Taxes (in thousands)
    Income tax expense (credit) - current                 $    76,178      $    (6,730)   $       34,199    $        28,475
                                  deferred                    (55,289)         (12,723)          (42,933)           (31,904)
                                  investment tax credit        (4,730)          (6,244)          (10,223)           (13,215)
-----------------------------------------------------------------------------------------------------------------------------
               Total Income Tax Expense (Benefit)         $    16,159      $   (25,697)   $      (18,957)   $       (16,644)
-----------------------------------------------------------------------------------------------------------------------------

(a) Excludes co-owner's share of the energy supplied from the five generating facilities that are jointly owned.



Progress Energy, Inc.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.        ORGANIZATION AND BASIS OF PRESENTATION
          --------------------------------------

          Organization.  Progress  Energy,  Inc.  (the  Company) is a registered
          -------------
          holding company under the Public Utility Holding Company Act (PUHCA) of 1935, as amended. Both the Company and its subsidiaries are subject to the regulatory provisions of PUHCA. Through its wholly owned subsidiaries, CP&L, Florida Power Corporation (Florida Power) and North Carolina Natural Gas Corporation (NCNG), the Company is primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida and the transport, distribution and sale of natural gas in portions of North Carolina. Through the Progress Ventures business unit, the Company is involved in merchant energy generation, coal, gas and synthetic fuel operations and energy marketing and trading. Through other business units, the Company engages in other non-regulated business areas, including energy management and related services, rail services and telecommunications. Progress Energy's legal structure is not currently aligned with the functional management and financial reporting of the Progress Ventures business segment. Whether, and when, the legal and functional structures will converge depends upon legislative and regulatory action, which cannot currently be anticipated.

          Basis of Presentation.  These financial  statements have been prepared
          ----------------------
          in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2001 and notes thereto included in Progress Energy's Form 10-K for the year ended December 31, 2001.

          The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Company's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Certain amounts for 2001 have been reclassified to conform to the 2002 presentation.

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

2.        ACQUISITIONS
          ------------

          Generation Acquisition.  On February 15, 2002, Progress Ventures, Inc.
          -----------------------
          acquired 100% of two electric generating projects located in Georgia from LG&E Energy Corp., a subsidiary of Powergen plc. The two projects consist of 1) Walton County Power, LLC in Monroe, Georgia, a 460 megawatt natural gas-fired plant placed in service in June 2001 and 2) Washington County Power, LLC in Washington County, Georgia, a planned 600 megawatt natural gas-fired plant expected to be operational by June 2003. The Walton and Washington projects have been included in the consolidated financial statements since the acquisition date. The acquisition furthers Progress Ventures' expansion into merchant energy operations and positions it as a growing provider of wholesale energy in the Southeast.

          The aggregate cash purchase price of approximately $348 million includes approximately $1.7 million of direct transaction costs. The purchase price was allocated primarily to fixed assets based on the preliminary fair values of the assets acquired. The transaction also included tolling and power sale agreements with LG&E Energy Marketing, Inc. for each project through December 31, 2004. No preliminary goodwill has been recorded.

          In addition, Progress Ventures entered into a project management and completion agreement whereby LG&E has agreed to manage the completion of the Washington site construction for Progress Ventures. The estimated costs to complete the Washington project at the time the acquisition was completed were approximately $167.6 million.

          The preliminary purchase price allocation is subject to adjustment for changes in the Company's preliminary assumptions and analyses, pending additional information including asset valuations.

          The pro forma results of operations would not be materially different than the reported results of operations for the three and six months ended June 30, 2002, or for the comparable periods in the prior year.

          Fuel Acquisition.  On April 26, 2002,  Progress Fuels  Corporation,  a
          -----------------
          subsidiary of Progress Energy, acquired 100% of Westchester Gas Company. The acquisition included approximately 215 producing natural gas wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems located within a 25-miles radius of Jonesville, Texas, on the Texas-Louisiana border.

          The aggregate purchase price of approximately $153 million consisted of cash consideration of approximately $22 million and the issuance of
          2.5 million shares of Progress Energy common stock valued at approximately $129 million. The purchase price includes approximately $1.7 million of direct transaction costs. The purchase price was allocated primarily to fixed assets based on the preliminary fair values of the assets acquired. The excess of the purchase price over the preliminary fair value of the net identifiable assets and liabilities acquired has been recorded as goodwill. Based on this preliminary allocation, goodwill of approximately $34 million has been recorded. The preliminary purchase price allocation is subject to adjustment for changes in the preliminary assumptions and analyses used, pending additional information including final asset valuations and allocations to gas properties.

          The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations for Westchester have been included in Progress Energy's consolidated financial statements since the date of acquisition. The pro forma results of operations would not be materially different than the reported results of operations for the three and six months ended June 30, 2002, or for the comparable periods in the prior year.

3.        FLORIDA POWER RATE CASE SETTLEMENT
          ----------------------------------

          On March 27, 2002, the parties in Florida Power's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the Florida Public Service Commission (FPSC) on April 23, 2002. The Agreement is generally effective from May 1, 2002 through December 31, 2005; provided, however, that if Florida Power's base rate earnings fall below a 10% return on equity, Florida Power may petition the FPSC to amend its base rates.

          The Agreement provides that Florida Power will reduce its retail revenues from the sale of electricity by an annual amount of $125 million. The Agreement also provides that Florida Power will operate under a Revenue Sharing Incentive Plan (the Plan) through 2005, and thereafter until terminated by the FPSC, that establishes annual revenue caps and sharing thresholds. The Plan provides that retail base rate revenues between the sharing thresholds and the retail base rate revenue caps will be divided into two shares - a 1/3 share to be received by Florida Power's shareholders, and a 2/3 share to be refunded to Florida Power's retail customers; provided, however, that for the year 2002 only, the refund to customers will be limited to 67.1% of the 2/3 customer share. The retail base rate revenue sharing threshold amounts for 2002 will be $1,296 million and will increase $37 million each year thereafter. The Plan also provides that all retail base rate revenues above the retail base rate revenue caps established for each year will be refunded to retail customers on an annual basis. For 2002, the refund to customers will be limited to 67.1% of the retail base rate revenues that exceed the 2002 cap. The retail base revenue caps for 2002 will be $1,356 million and will increase $37 million each year thereafter.

          The Agreement also provides that beginning with the in-service date of Florida Power's Hines Unit 2 and continuing through December 31, 2005, Florida Power will be allowed to recover through the fuel cost recovery clause a return on average investment and depreciation expense for Hines Unit 2, to the extent such costs do not exceed the Unit's cumulative fuel savings over the recovery period. Hines Unit 2 is a 516 MW combined-cycle unit under construction and currently scheduled for completion in late 2003.

          Additionally, the Agreement provides that Florida Power will effect a mid-course correction of its fuel cost recovery clause to reduce the fuel factor by $50 million for the remainder of 2002. The fuel cost recovery clause will operate as it normally does, including, but not limited to any additional mid-course adjustments that may become necessary, and the calculation of true-ups to actual fuel clause expenses.

          Florida Power will suspend accruals on its reserves for nuclear decommissioning and fossil dismantlement through December 31, 2005. Additionally, for each calendar year during the term of the Agreement, Florida Power will record a $62.5 million depreciation expense reduction, and may, at its option, record up to an equal annual amount as an offsetting accelerated depreciation expense. In addition, Florida Power is authorized, at its discretion, to accelerate the amortization of certain regulatory assets over the term of the Agreement. There was no accelerated depreciation expense recorded for the three and six months ended June 30, 2002.

          Under the terms of the Agreement, Florida Power agreed to continue the implementation of its four-year Commitment to Excellence Reliability Plan and expects to achieve a 20% improvement in its annual System Average Interruption Duration Index by no later than 2004. If this improvement level is not achieved for calendar years 2004 or 2005, Florida Power will provide a refund of $3 million for each year the level is not achieved to 10% of its total retail customers served by its worst performing distribution feeder lines.

          The Agreement also provides that Florida Power will refund to customers $35 million of revenues Florida Power collected during the interim period since March 13, 2001. This one-time retroactive revenue refund was recorded in the first quarter of 2002 and will be returned to retail customers over an eight-month period ending December 31, 2002.

4.        FINANCIAL INFORMATION BY BUSINESS SEGMENT
          -----------------------------------------

          The Company currently provides services through the following business segments: CP&L Electric, Florida Power Electric, Progress Ventures, Rail Services and Other. The prior period has been restated to reflect the current reportable segments.

          The CP&L Electric and Florida Power Electric segments are engaged in the generation, transmission, distribution, and sale of electric energy in portions of North Carolina, South Carolina and Florida. Electric operations are subject to the rules and regulations of FERC, the NCUC, the SCPSC and the FPSC.

          The Progress Ventures segment is primarily engaged in merchant energy generation and coal, gas and synthetic fuel operations. Management reviews the operations of the Progress Ventures segment after the allocation of energy marketing and trading activities which Progress Ventures performs on behalf of the regulated utilities, CP&L and Florida Power. The marketing activity refers to soliciting and managing wholesale power supply contracts and to selling excess generation as available, all within the regulated framework. Contracts within this activity are subject to review under SFAS No. 133. The trading activity refers to trading as defined in EITF 98-10. This trading activity has primarily consisted of entering into standardized electric forward contracts. In addition, the trading activity has also included purchasing power for immediate resale. This trading has been conducted on behalf of CP&L and Florida Power, but is outside the regulated framework (i.e., is a non-regulated activity). Progress Ventures also enters into non-regulated trading transactions for its non-regulated merchant plant and fuel businesses.

          The Rail Services segment operations include railcar repair, rail parts reconditioning and sales, railcar leasing and sales, and scrap metal recycling. These activities include maintenance and reconditioning of salvageable scrap components of railcars, locomotive repair, right-of-way maintenance and operating manufacturing facilities for new rail cars.

          The Other segment is primarily made up of regulated natural gas, other diversified businesses and holding company operations, which includes the transportation, distribution and sale of natural gas in portions of North Carolina, telecommunication services, miscellaneous non-regulated activities and elimination entries.

          For reportable segments presented in the accompanying table, segment income includes intersegment revenues accounted for at prices representative of unaffiliated party transactions. Intersegment revenues that are not eliminated represent natural gas sales to the CP&L Electric and the Florida Power Electric segments.

                                                       Florida Power      Progress      Rail Services                 Segment
(in thousands)                         CP&L Electric     Electric       Ventures (b)         (c)          Other        Totals
-------------------------------------------------------------------------------------------------------------------------------
Three Months Ended 6/30/02
Revenues
     Unaffiliated                           $834,658        $765,923       $137,520       $210,534       $85,082     $2,033,717
     Intersegment                                  -               -        127,889            855      (124,197)         4,547
                                       ----------------------------------------------------------------------------------------
          Total Revenues                    $834,658        $765,923       $265,409       $211,389      $(39,115)    $2,038,264
Net Income (Loss)                           $131,690         $76,753        $53,467         $2,947     $(144,237)      $120,620
Segment Income (Loss)After                  $109,346         $73,069        $79,495         $2,947     $(144,237)      $120,620
  Allocation (a)
Total Segment Assets                      $8,669,993      $4,967,998     $2,240,932       $607,617    $5,282,172    $21,768,712
===============================================================================================================================

                                                       Florida Power      Progress                                    Segment
                                       CP&L Electric      Electric        Ventures      Rail Services     Other        Totals
-------------------------------------------------------------------------------------------------------------------------------
Three Months Ended 6/30/01
Revenues
     Unaffiliated                           $782,287        $783,660       $105,805       $520,308      $118,912     $2,310,972
     Intersegment                                  -               -        111,890            625     (107,844)          4,671
                                       ----------------------------------------------------------------------------------------
          Total Revenues                    $782,287        $783,660       $217,695       $520,933       $11,068     $2,315,643
Net Income (Loss)                            $84,022         $84,311        $55,671        $(7,533)    $(104,769)      $111,702
Segment Income (Loss) After                  $68,987         $80,950        $74,067        $(7,533)    $(104,769)      $111,702
  Allocation (a)
Total Segment Assets                      $8,942,454      $4,925,985       $795,017       $802,536    $4,769,697    $20,235,689
===============================================================================================================================

                                                       Florida Power      Progress      Rail Services     Other       Segment
                                       CP&L Electric      Electric      Ventures (b)         (c)                       Totals
-------------------------------------------------------------------------------------------------------------------------------
Six Months Ended 6/30/02
Revenues
     Unaffiliated                         $1,646,139      $1,452,364       $250,925       $379,903      $187,511     $3,916,842
     Intersegment                                 -               -         259,819          1,350      (251,433)         9,736
                                      -----------------------------------------------------------------------------------------
          Total Revenues                  $1,646,139      $1,452,364       $510,744       $381,253      $(63,922)    $3,926,578
Net Income (Loss)                           $217,222        $134,496        $92,951         $2,246     $(193,768)      $253,147
Segment Income (Loss) After                 $187,276        $128,226       $129,167         $2,246     $(193,768)      $253,147
  Allocation (a)
Total Segment Assets                      $8,669,993      $4,967,998     $2,240,932       $607,617    $5,282,172    $21,768,712
===============================================================================================================================

                                                       Florida Power      Progress                                    Segment
                                       CP&L Electric      Electric        Ventures      Rail Services     Other        Totals
-------------------------------------------------------------------------------------------------------------------------------
Six Months Ended 6/30/01
Revenues
     Unaffiliated                         $1,603,861      $1,594,133       $251,256       $520,308      $249,287     $4,218,845
     Intersegment                                  -               -        192,396            625      (188,132)         4,889
                                       ----------------------------------------------------------------------------------------
          Total Revenues                  $1,603,861      $1,594,133       $443,652       $520,933       $61,155     $4,223,734
Net Income (Loss)                           $205,491        $155,917        $97,750        $(7,533)    $(185,920)      $265,705
Segment Income (Loss) After                 $176,885        $144,202       $138,071        $(7,533)    $(185,920)      $265,705
  Allocation (a)
Total Segment Assets                      $8,942,454      $4,925,985       $795,017       $802,536    $4,769,697    $20,235,689
===============================================================================================================================
   (a)  After  allocation of energy  trading and marketing net income managed by
        Progress Ventures on behalf of the electric utilities.
   (b)  Progress Ventures total segment assets at June 30, 2002,  increased from the prior year due to the addition of  non-regulated  generating  assets including  Effingham,  DeSoto,  Walton  and  Washington,  as well as the transfer of the Rowan plant from CP&L in the first quarter of 2002.
   (c)  Rail Services total segment assets at June 30, 2002,  decreased from the prior year due to the final purchase price  allocation being recorded in the fourth quarter of 2001.

5.        IMPACT OF NEW ACCOUNTING STANDARD
          ---------------------------------

          During the second quarter of 2001, the Financial Accounting Standards Board (FASB) issued interpretations of Statements of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities," (SFAS No. 133) indicating that options in general cannot qualify for the normal purchases and sales exception, but provided an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. The interpretations were effective July 1, 2001. Those interpretations did not require the Company to mark-to-market any of its electricity capacity-energy contracts currently outstanding. In December 2001, the FASB revised the criteria related to the exception for certain electricity contracts, with the revision to be effective April 1, 2002. The revised interpretation did not result in any significant changes to the Company's assessment of mark-to-market requirements for its current contracts. If an electricity or fuel supply contract in its regulated businesses is subject to mark-to-market accounting, there generally would be no income statement effect of the mark-to-market because such contracts are generally reflected in fuel adjustment clauses so that the contract's mark-to-market gain or loss would be recorded as a regulatory asset or liability. Any mark-to-market gains or losses in its non-regulated businesses would affect income unless those contracts qualify for hedge accounting treatment.

          The application of the new rules is still evolving, and further guidance from the FASB is expected, which could additionally impact the Company's financial statements.

          See Note 6 for more information on SFAS No. 142, "Goodwill and Other Intangible Assets."

          The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in July 2001. This statement provides accounting requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which the Company has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the beginning liability. The Company is in the process of identifying retirement obligations. Areas that are being reviewed include electric transmission and distribution, gas production and distribution, nuclear decommissioning, all generating facilities, coal mines, synthetic fuel facilities, terminals, telecommunication assets, and assets that require special handling under environmental regulations. The Company is also in the process of quantifying the obligations that have been identified under the measurement rules described in the standard. For regulated companies, there is not expected to be any impact on earnings. For non-regulated companies, the Company currently cannot predict the earnings impact.

6.        GOODWILL AND OTHER INTANGIBLE ASSETS
          ------------------------------------

          Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement clarifies the criteria for recording of other intangible assets separately from goodwill. Effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill is subject to at least an annual assessment for impairment by applying a two-step fair-value based test. This assessment could result in periodic impairment charges.

          The Company has completed the first step of the initial transitional goodwill impairment test, which indicated that the Company's goodwill was not impaired as of January 1, 2002.

          The changes in the carrying amount of goodwill for the six months ended June 30, 2002, by reportable segment, are as follows:

                                                                 Florida
                                                                  Power          Progress
          (in thousands)                       CP&L Electric     Electric        Ventures          Other          Total
                                               -------------     --------        --------          -----          -----
          Balance as of January 1, 2002          $1,921,802     $1,733,448         $ -           $34,960       $3,690,210
          Acquisitions                               -               -            33,747             -             33,747
          Divestitures                               -               -               -            (1,720)          (1,720)
                                              --------------- --------------- --------------- --------------- --------------
          Balance as of June 30, 2002            $1,921,802     $1,733,448       $33,747         $33,240       $3,722,237

          The acquired goodwill relates to the acquisition of Westchester Gas Company in April 2002 (see Note 2).

          As required by SFAS No. 142, the results for the prior year periods have not been restated. A reconciliation of net income as if SFAS No. 142 had been adopted is presented below for the three and six months ended June 30, 2001, and the years ending December 31, 2001, 2000 and 1999.

                                       Three Months Ended     Six Months Ended        Year Ended      Year Ended       Year Ended
(in thousands, except per share data)    June 30, 2001          June 30, 2001            2001            2000             1999
                                         -------------          -------------            ----            ----             ----
Reported net income                        $ 111,702              $ 265,705          $ 541,610        $ 478,361         $ 379,288
Add back: Goodwill amortization               24,762                 47,649             96,828           14,100             3,968
                                           ---------              ---------          ---------        ---------         ---------
Adjusted net income                        $ 136,464              $ 313,354          $ 638,438        $ 492,461         $ 383,256

Basic earnings per common share:
Reported net income                           $ 0.56                 $ 1.33             $ 2.65           $ 3.04          $   2.56
Adjusted net income                           $ 0.68                 $ 1.57             $ 3.12           $ 3.13          $   2.58

Diluted earnings per common share:
Reported net income                           $ 0.56                 $ 1.32             $ 2.64           $ 3.03          $   2.55
Adjusted net income                           $ 0.68                 $ 1.56             $ 3.11           $ 3.12          $   2.58

          The  gross  carrying  amount  and  accumulated   amortization  of  the
          Company's intangible assets as of June 30, 2002 and December 31, 2001 are as follows:

                                                     June 30, 2002                                 December 31, 2001
                                         ---------------------------------------    ------------------------------------------
          (in thousands)                   Gross Carrying         Accumulated             Gross Carrying         Accumulated
                                               Amount             Amortization                Amount            Amortization
                                        ------------------ ---------------------    --------------------- --------------------
          Synthetic fuel intangibles (a)     $ 140,469             $ (33,713)               $ 140,469            $ (22,237)
          Power sale agreements (b)             31,601                (2,297)                  -                     -
          Customer contracts                    17,300                (7,850)                  17,300               (5,600)
          Other                                 21,136                  (471)                  18,771                 (338)
                                        ------------------ ---------------------    --------------------- --------------------
                    Total                    $ 210,506             $ (44,331)               $ 176,540            $ (28,175)

          (a) Represents intangibles for synthetic fuel technology. These intangibles are being amortized on a straight-line basis over the period ending with the expiration of tax credits under Section 29 of the Internal Revenue Code on December 31, 2007.
          (b) Relates to the power sale agreements recorded as part of the acquisition of generating assets from LG&E Energy Corp. (See Note 2), which are amortized on a straight-line basis beginning with the in-service date of these plants through December 31, 2004.

          Total net intangible assets of $166.2 million and $148.4 million at June 30, 2002, and December 31, 2001, respectively, are included in other assets and deferred debits in the accompanying balance sheets. Amortization expense recorded on intangible assets for the three and six months ended June 30, 2002 was $8.1 million and $16.2 million, respectively. The estimated amortization expense on intangible assets for the next five years is as follows:

                        (in thousands)
                             2002                 $ 33,663
                             2003                   34,536
                             2004                   36,311
                             2005                   21,087
                             2006                   20,419

7.        COMPREHENSIVE INCOME
          --------------------

          Comprehensive income for the three and six months ended June 30, 2002, was $119.6 million and $256.4 million, respectively. Comprehensive income for the three and six months ended June 30, 2001, was $112.5 million and $231.5 million, respectively. Items of other comprehensive income for the three-month and six-month periods consisted primarily of changes in the fair value of derivatives used to hedge cash flows related to interest on long-term debt and the cumulative effect of implementing SFAS No. 133 as of January 1, 2001.

8.        FINANCING ACTIVITIES
          --------------------

          On February 6, 2002, CP&L issued $48.5 million principal amount of First Mortgage Bonds, Pollution Control Series W, Wake County Pollution Control Revenue Refunding Bonds, 5.375% Series 2002 Due February 1, 2017. On March 1, 2002, CP&L redeemed $48.5 million principal amount of Pollution Control Revenue Bonds, Wake County (Carolina Power & Light Company Project) Adjustable Rate Option Bond 1983 Series Due April 1, 2019, at 101.5% of the principal amount of such bonds.

          In February 2002, $50 million of Progress Capital Holdings, Inc. (PCH) medium-term notes, 5.78% Series, matured. Progress Energy funded this maturity through the issuance of commercial paper.

          In March 2002,  Progress  Ventures,  Inc. obtained a $440 million bank facility that will be used exclusively for expansion of its non-regulated generation portfolio. Borrowings under this facility are secured by the assets in the generation portfolio. In March 2002 and June 2002, Progress Ventures, Inc. made draws under this facility of $120 million and $67 million, respectively.

          On April 17, 2002, Progress Energy issued $350 million of senior unsecured notes due 2007 with a coupon of 6.05% and $450 million of senior secured notes due 2012 with a coupon of 6.85%. Proceeds from this issuance were used to pay down commercial paper.

          On June 27, 2002, CP&L announced the redemption of $500 million of CP&L Extendible Notes due October 28, 2009, at 100% of the principal amount of such notes. These notes were redeemed on July 29, 2002 and CP&L funded the redemptions through the issuance of commercial paper. On July 30, 2002, CP&L issued $500 million of senior unsecured notes due 2012 with a coupon of 6.5%. Proceeds from this issuance were used to pay down commercial paper.

          On July 1, 2002, $30 million of Florida Power medium-term notes, 6.54% Series, matured. Florida Power funded this maturity through the issuance of commercial paper.

          On July 11, 2002, Florida Power announced the redemption of $108.55 million principal amount of Citrus County Pollution Control Refunding Revenue Bonds, Series 1992 A Due January 1, 2027, $90 million principal amount of Citrus County Pollution Control Refunding Revenue Bonds, Series 1992 B Due February 1, 2022 and $10.115 million principal amount of Pasco County Pollution Control Refunding Revenue Bonds, Series 1992A Due February 1, 2022, at 102% of the principal amount of such bonds and $32.2 million principal amount of Pinellas County Pollution Control Refunding Revenue Bonds, Series 1991 Due December 1, 2014 at 101% of the principal amount of such bonds. These redemptions were finalized on August 12, 2002.

          On July 16, 2002, Florida Power issued $108.55 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002A Due January 1, 2027, $100.115 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002B Due January 1, 2022 and $32.2 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002C Due January 1, 2018. Proceeds from this issuance were used to redeem Florida Power's pollution control revenue refunding bonds above.

          On August 5, 2002, CP&L announced the redemption of $150 million of First Mortgage bonds, 8.20% Series, due July 1, 2022 at 103.55% of the principal amount of such bonds. CP&L intends to redeem these notes on September 4, 2002.

9.        RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS
          ------------------------------------------------------

          Progress Energy uses interest rate derivative instruments to adjust the fixed and variable rate debt components of its debt portfolio. During March, April and May 2002, Progress Energy converted $1.0 billion of fixed rate debt into variable rate debt by executing interest rate derivative agreements with a total notional amount of $1.0 billion with a group of five banks. Under the terms of the agreements, which were scheduled to mature in 2006 and 2007 and coincide with the maturity dates of the related debt issuances, Progress Energy received a fixed rate and paid a floating rate based on three-month LIBOR. These instruments were designated as fair value hedges for accounting purposes. In June 2002, Progress Energy terminated these agreements. As a result of the agreements, at June 30, 2002, Progress Energy had a debt premium of $21.2 million, which will be amortized and recorded as a reduction to interest expense over the life of the related debt issuances.

          Progress Ventures, Inc. is required to hedge 75 percent of the amounts outstanding under its bank facility pursuant to the terms of the agreement for expansion of its non-regulated generation portfolio. In May 2002, Progress Ventures, Inc. entered into hedges that included a series of zero cost collars that have been designated as cash flow hedges for accounting purposes. The fair value of these instruments was a $2.1 million liability position at June 30, 2002.

          In April, May and June 2002, CP&L entered into a series of Treasury Rate Locks to hedge its exposure to interest rates with regard to a future issuance of fixed-rate debt. These agreements have a computational period of ten years. The fair value of the swaps was a $8.5 million liability position at June 30, 2002. These instruments were designated as cash flow hedges for accounting purposes. The agreements, with a total notional amount of $350 million, were terminated simultaneously with the pricing of the $500 million CP&L senior unsecured notes in July 2002. CP&L realized a $22.5 million hedging loss, which will be amortized and recorded as an adjustment to interest expense over the life of the notes.

          In August 2002, Progress Energy converted $400 million of fixed rate debt into variable rate debt by executing interest rate derivative agreements with two counterparties with a total notional amount of $400 million. Under the terms of the agreements, which expire in 2006 and coincide with the maturity date of the related debt issuance, Progress Energy will receive a fixed rate of 3.26% and will pay a floating rate based on three-month LIBOR. These instruments were designated as fair value hedges for accounting purposes.

          The notional amount of the above contracts is not exchanged and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in the transaction is the cost of replacing the agreements at current market rates. Progress Energy only enters into swap agreements with strong creditworthy counterparties.

10.       EARNINGS PER COMMON SHARE
          -------------------------

          Restricted stock awards and contingently issuable shares had a dilutive effect on earnings per share for the six months ended June 30, 2001. As of June 30, 2002, options granted in 2001 and 2002 to purchase 2.4 million shares of common stock with a weighted-average exercise price of $43.73 were outstanding.

          A reconciliation of the weighted average number of common shares outstanding for basic and dilutive purposes is as follows (in thousands):

                                                              Three Months Ended,                  Six Months Ended,
                                                        June 30, 2002     June 30, 2001     June 30, 2002    June 30, 2001
                                                        -------------     -------------     -------------    -------------
         Weighted Average Common Shares - Basic            215,007           200,043           213,999          199,922
         Restricted Stock Awards                               734               677               690              651
         Stock Options                                         333                 -               224                -
                                                        ----------        ----------        ----------       ----------
         Weighted Average Shares - Fully Dilutive          216,074           200,720           214,913          200,573

          Employee Stock Ownership Plan shares that have not been committed to be released to participants' accounts are not considered outstanding for the determination of earnings per common share. Those shares totaled 4,759,277 and 5,330,408 at June 30, 2002 and June 30, 2001,
          respectively.

11.       FPC-OBLIGATED   MANDATORILY   REDEEMABLE  PREFERRED  SECURITIES  OF  A
          ----------------------------------------------------------------------
          SUBSIDIARY HOLDING SOLELY FPC GUARANTEED NOTES
          ----------------------------------------------

          In April 1999, FPC Capital I (the Trust), an indirect wholly-owned subsidiary of FPC, issued 12 million shares of $25 par cumulative FPC-obligated mandatorily redeemable preferred securities (Preferred Securities) due 2039, with an aggregate liquidation value of $300 million and an annual distribution rate of 7.10%. Currently, all 12 million shares of the Preferred Securities that were issued are outstanding. Concurrent with the issuance of the Preferred Securities, the Trust issued to Florida Progress Funding Corporation (Funding Corp.) all of the common securities of the Trust (371,135 shares) for $9.3 million. Funding Corp. is a direct wholly owned subsidiary of FPC.

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

          These Preferred Securities are classified as long-term debt on the Company's consolidated balance sheets.

12.       COMMITMENTS AND CONTINGENCIES
          -----------------------------

          Contingencies and significant changes to the commitments  discussed in
          Note 20 of the financial statements included in the Company's 2001 Annual Report on Form 10-K are described below.

          Commitments

          1)   Guarantees
               ----------

               During the first six months of 2002, Progress Energy issued approximately $582 million of guarantees on behalf of Progress Ventures for obligations under power purchase agreements, tolling agreements, construction agreements and trading operations. Approximately $441 million of these commitments relate to certain guarantee agreements issued to support obligations related to Progress Venture's expansion of its non-regulated generation portfolio. These guarantees ensure performance under generation construction and operating agreements.

               The remaining $141 million of these new commitments are guarantees issued to support Progress Ventures' energy trading and marketing functions. The contracts supporting the guarantees contain language regarding downgrade events, ratings triggers, and netting and offset provisions.

          Contingencies

          1)   Impairment of Long-Lived Assets
               -------------------------------

               Due to the recent decline of the telecommunications industry, the Company has initiated a valuation study to assess the recoverability of Progress Telecom's and Caronet's long-lived assets, which totaled approximately $288 and $111 million, respectively, at June 30, 2002. The Company expects to record an impairment in the third quarter. Progress Telecom is currently providing broadband services to WorldCom Inc. and its subsidiaries. Due to WorldCom Inc.'s bankruptcy filing in July 2002, the Company is assessing what impact, if any, the WorldCom Inc. developments will have on Progress Telecom's operations. Progress Energy does not expect the WorldCom Inc. developments to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

          2)   IRS Audit
               ---------

               One of Progress Energy's synthetic fuel entities, Colona Synfuel Limited Partnership, L.L.L.P., is being audited by the IRS. The Company has been allocated approximately $220 million in tax credits to date for this synthetic fuel entity. As provided for in contractual arrangements pertaining to Progress Energy's purchase of Colona, the Company has begun escrowing quarterly royalty payments owed to an unaffiliated entity until final resolution of the audit. In management's opinion, Progress Energy is complying with all the necessary requirements to be allowed such credits and believes it is likely, although it cannot provide certainty, that it will prevail if challenged by the IRS on any credits taken. The timing for the ultimate disposition of this audit is uncertain.

          3)   Franchise Taxes
               ---------------

               CP&L, like other electric power companies in North Carolina, pays a franchise tax levied by the State pursuant to North Carolina General Statutes Section 105-116, a state-level annual franchise tax (State Franchise Tax). Part of the revenue generated by the State Franchise Tax is required by North Carolina General Statutes Section 105-116.1(b) to be distributed to North Carolina cities in which CP&L maintains facilities. CP&L has paid and continues to pay the State Franchise Tax to the state when such taxes are due. However, pursuant to an Executive Order issued on February 5, 2002, by the Governor of North Carolina, the Secretary of Revenue withheld distributions of State Franchise Tax revenues to cities for two quarters of fiscal year 2001-2002 in an effort to balance the state's budget.

               In response to the state's failure to distribute the State Franchise Tax proceeds, certain cities in which CP&L maintains facilities adopted municipal franchise tax ordinances purporting to impose on CP&L a local franchise tax. The local taxes are intended to be collected for as long as the state withholds distribution of the State Franchise Tax proceeds from the cities. The first local tax payments would be due August 15, 2002. On August 2, 2002, CP&L filed a lawsuit against the cities seeking to enjoin the enforcement of the local taxes and to have the local ordinances struck down because the ordinances are beyond the cities' statutory authority and violate provisions of the North Carolina and United States Constitutions. Progress Energy cannot predict the outcome of this matter.

          4)   Claims and Uncertainties.
               -------------------------

               a) The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

               Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several manufactured gas plant (MGP) sites to which both electric utilities and the gas utility have some connection. In this regard, both electric utilities and the gas utility, with other potentially responsible parties, are participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA), the Florida Department of Environmental Protection
               (FDEP) and the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). In addition, both electric utilities, the gas utility and Progress Ventures are periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation. A discussion of these sites by legal entity follows.

               CP&L.  There are 12 former  MGP sites and 14 other  active  waste
               -----
               sites associated with CP&L that have required or are anticipated to require investigation and/or remediation costs. As of June 30, 2002, CP&L has not recorded any accruals for investigation and/or remediation costs for these sites. CP&L received insurance proceeds to address costs associated with CP&L waste sites. All eligible expenses related to these waste costs are charged against a centralized fund containing these proceeds. As of June 30, 2002, approximately $8.7 million remains in this centralized fund. As costs associated with CP&L's share of investigation and remediation of these sites become known, the fund is assessed to determine if additional accruals will be required. CP&L does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what remains in the centralized fund. This is due to the fact that the sites are at different stages: investigation has not begun at 15 sites, investigation has begun but remediation cannot be estimated at 7 sites and 4 sites have begun remediation. CP&L measures its liability for these sites based on available evidence including its experience in investigation and remediation of contaminated sites, which also involves assessing and developing cost-sharing arrangements with other potentially responsible parties. Once the centralized fund is depleted, CP&L will accrue costs for the sites to the extent its liability is probable and the costs can be reasonably estimated. Therefore, CP&L cannot currently determine the total costs that may be incurred in connection with the remediation of all sites. According to current information, these future costs at the CP&L sites are not material to the Company's financial condition or results of operations. A rollforward of the balance in this fund is not provided due to the immateriality of this activity in the periods presented.

               Florida Power.  There are two former MGP sites and 8 other active
               --------------
               waste sites or categories of sites associated with Florida Power that have required or are anticipated to require investigation and/or remediation costs. As of June 30, 2002, Florida Power has accrued approximately $8.4 million for probable and reasonably estimable costs at these sites. Florida Power believes that the maximum liability it can currently estimate on these sites is $12.9 million. As more activity occurs at these sites, Florida Power will assess the need to adjust the accruals. These accruals have been recorded on an undiscounted basis. Florida Power measures its liability for these sites based on available evidence including its experience in investigation and/or remediation of contaminated sites, which includes assessing and developing cost-sharing arrangements with other potentially responsible parties. A rollforward of the balance in this accrual is not provided due to the immateriality of this activity in the periods presented.

               NCNG. There are 5 former MGP sites associated with NCNG that have
               -----
               or are estimated to have investigation or remediation costs associated with them. As of June 30, 2002, NCNG has accrued approximately $2.7 million for probable and reasonably estimable remediation costs at these sites. These accruals have been recorded on an undiscounted basis. NCNG measures its liability for these sites based on available evidence including its experience in investigation and remediation of contaminated sites, which also involves assessing and developing cost-sharing arrangements with other potentially responsible parties. NCNG will accrue costs for the sites to the extent its liability is probable and the costs can be reasonably estimated. NCNG does not believe it can provide an estimate of the reasonably possible total remediation costs beyond the accrual because three of the five sites associated with NCNG have not begun investigation activities. Therefore, NCNG cannot currently determine the total costs that may be incurred in connection with the investigation and/or remediation of all sites. According to current information, these future costs at the NCNG sites are not material to the Company's financial condition or results of operations. A rollforward of the balance in this accrual is not provided due to the immateriality of this activity for the periods presented. NCNG has received insurance proceeds associated with pollution liability settlements. In addition, NCNG is receiving approximately $5,000 per month in its rates to fund expenses associated with its share of costs to investigate, and if necessary, remediate these sites.

               As part of the sale of the Inland Marine Transportation segment to AEP Resources in 2001, Florida Progress established an accrual to address liabilities which may result from known and unknown environmental liabilities but primarily to address contamination in soil and potentially groundwater at one site. The balance in this accrual is $9.9 million at June 30, 2002. Florida Progress estimates that its maximum contractual liability to AEP Resources associated with Inland Marine Transportation segment is $60 million. These accruals have been determined on an undiscounted basis. Florida Progress measures its liability for this site based on estimable and probable remediation scenarios. A rollforward of the balance in this accrual is not provided due to the immateriality of this activity for the periods presented. The Company believes that it is reasonably possible that additional costs, which cannot be currently estimated, may be incurred related to the environmental indemnification provision beyond the amounts accrued. The Company cannot predict the outcome of this matter.

               The Company is also currently in the process of assessing potential costs and exposures at other sites it has been notified of. As the assessments are developed and analyzed, the Company will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

               There has been and may be further proposed federal legislation requiring reductions in air emissions for nitrogen oxides, sulfur dioxide, carbon dioxide and mercury setting forth national caps and emission levels over an extended period of time. This national multi-pollutant approach would have significant costs which could be material to the Company's consolidated financial position or results of operations. Some companies may seek recovery of the related cost through rate adjustments or similar mechanisms. Control equipment that will be installed on North Carolina fossil generating facilities as part of the North Carolina legislation discussed below may address some of the issues outlined above. The Company cannot predict the outcome of this matter.

               The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. Both CP&L and Florida Power were asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. The EPA has initiated civil enforcement actions against other unaffiliated utilities as part of this initiative, some of which have resulted in settlement agreements calling for expenditures, ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source Review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek recovery of the related cost through rate adjustments or similar mechanisms. The Company cannot predict the outcome of this matter.

               In 1998, the EPA published a final rule addressing the issue of regional transport of ozone. This rule is commonly known as the NOx SIP Call. The EPA's rule requires 23 jurisdictions, including North Carolina, South Carolina and Georgia, but not Florida, to further reduce nitrogen oxide emissions in order to attain a pre-set state NOx emission level by May 31, 2004. CP&L is evaluating necessary measures to comply with the rule and estimates its related capital expenditures to meet these measures in North and South Carolina could be approximately $370 million, which has not been adjusted for inflation. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to the Company's results of operations. Further controls are anticipated as electricity demand increases. The Company cannot predict the outcome of this matter.

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

               The EPA published a final rule approving petitions under Section 126 of the Clean Air Act, which requires certain sources to make reductions in nitrogen oxide emissions by May 1, 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina fossil-fueled electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. CP&L, other utilities, trade organizations and other states participated in litigation challenging the EPA's action. On May 15, 2001, the District of Columbia Circuit Court of Appeals ruled in favor of the EPA which will require North Carolina to make reductions in nitrogen oxide emissions by May 1, 2003. However, the Court in its May 15th decision rejected the EPA's methodology for estimating the future growth factors the EPA used in calculating the emissions limits for utilities. In August 2001, the Court granted a request by CP&L and other utilities to delay the implementation of the 126 Rule for electric generating units pending resolution by the EPA of the growth factor issue. The Court's order tolls the three-year compliance period (originally set to end on May 1, 2003) for electric generating units as of May 15, 2001. On April 30, 2002, the EPA published a final rule harmonizing the dates for the Section 126 Rule and the NOx SIP Call. In addition, the EPA determined in this rule that the future growth factor estimation methodology was appropriate. The new compliance date for all affected sources is now May 31, 2004, rather than May 1, 2003. The Company cannot predict the outcome of this matter.

               On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to further reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. These levels exceed requirements discussed above with regard to the NOx SIP Call, Section 126 petitions or Title IV of the Clean Air Act. Progress Energy expects its capital costs to meet these emission targets will be approximately $813 million. CP&L currently has approximately 5,100 MW of coal-fired generation in North Carolina that is affected by this legislation. The legislation requires the emissions reductions to be completed in phases by 2013, and applies to each utilities' total system rather than setting requirements for individual power plants. The legislation also freezes the utilities' base rates for five years unless there are extraordinary events beyond the control of the utility or unless the utility persistently earns a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utility's last general rate case. Further, the legislation allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the 10-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. Pursuant to the new law, CP&L entered into an agreement with the state of North Carolina to transfer to the state all future emissions allowances it generates from over-complying with the new emission limits when these units are completed. The new law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. Progress Energy cannot predict the future regulatory interpretation, implementation or impact of this new law.

               CP&L, Florida Power, Progress Ventures and NCNG have filed claims with the Company's general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have been settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the consolidated financial position or results of operations.

               b) The Company and its subsidiaries are involved in various litigation matters in the ordinary course of business, some of which involve substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. In the opinion of management, the final disposition of pending litigation would not have a material adverse effect on the Company's consolidated results of operations or financial position.





                         CAROLINA POWER & LIGHT COMPANY
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2002

STATEMENTS OF INCOME
                                                           Three Months Ended            Six Months Ended
(Unaudited)                                                     June 30,                     June 30,
(In thousands)                                           2002              2001        2002            2001
--------------------------------------------------------------------------------------------------------------
Operating Revenues
  Electric                                          $   834,658      $   782,287     $1,646,139     $1,603,861
  Diversified businesses                                  3,434            1,092          6,823          6,121
--------------------------------------------------------------------------------------------------------------
       Total Operating Revenues                         838,092          783,379      1,652,962      1,609,982
--------------------------------------------------------------------------------------------------------------
Operating Expenses
  Fuel used in electric generation                      173,120          157,672        347,023        311,141
  Purchased power                                        90,918           85,273        164,228        177,202
  Other operation and maintenance                       191,744          179,434        383,004        348,088
  Depreciation and amortization                         133,459          139,831        274,844        277,792
  Taxes other than on income                             36,075           35,822         74,843         74,259
  Diversified businesses                                  2,754              957          5,815          5,470
--------------------------------------------------------------------------------------------------------------
      Total Operating Expenses                          628,070          598,989      1,249,757      1,193,952
--------------------------------------------------------------------------------------------------------------
Operating Income                                        210,022          184,390        403,205        416,030
--------------------------------------------------------------------------------------------------------------
Other Income (Expense)
  Interest income                                         3,202            6,340          4,868         11,025
  Other, net                                              4,652            2,536          1,680         11,921
--------------------------------------------------------------------------------------------------------------
      Total Other Income (Expense)                        7,854            8,876          6,548         22,946
--------------------------------------------------------------------------------------------------------------
Interest Charges
  Gross interest charges                                 56,255           65,326        117,899        130,180
  Allowance for borrowed funds used during
  construction                                           (2,779)          (1,576)        (5,873)       (4,349)
--------------------------------------------------------------------------------------------------------------
      Total Interest Charges, Net                        53,476           63,750        112,026        125,831
--------------------------------------------------------------------------------------------------------------
Income before Income Taxes                              164,400          129,516        297,727        313,145
Income Taxes                                             33,248           44,637         81,456        107,393
--------------------------------------------------------------------------------------------------------------
Net Income                                              131,152           84,879        216,271        205,752
Preferred Stock Dividend Requirements                      (741)            (741)        (1,482)        (1,482)
--------------------------------------------------------------------------------------------------------------
Earnings for Common Stock                               130,411           84,138        214,789        204,270
--------------------------------------------------------------------------------------------------------------
See notes to Carolina Power & Light Company Interim Financial Statements.



Carolina Power & Light Company
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)                                                  June 30,           December 31,
Assets                                                            2002               2001
-----------------------------------------------------------------------------------------------
Utility Plant
  Electric utility plant in service                            $ 12,054,025      $  12,024,291
  Accumulated depreciation                                       (6,182,956)        (5,952,206)
-----------------------------------------------------------------------------------------------
        Utility plant in service, net                             5,871,069          6,072,085
  Held for future use                                                 7,105              7,105
  Construction work in progress                                     698,156            711,129
  Nuclear fuel, net of amortization                                 172,890            200,332
-----------------------------------------------------------------------------------------------
        Total Utility Plant, Net                                  6,749,220          6,990,651
-----------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                          11,030             21,250
  Accounts receivable                                               324,860            317,714
  Unbilled accounts receivable                                      150,901            136,514
  Receivables from affiliated companies                              67,503             27,180
  Taxes receivable                                                        -             17,543
  Inventory                                                         358,763            365,501
  Deferred fuel cost                                                118,748            131,505
  Prepayments                                                        28,011             11,863
  Other current assets                                               64,960             66,193
-----------------------------------------------------------------------------------------------
        Total Current Assets                                      1,124,776          1,095,263
-----------------------------------------------------------------------------------------------
Deferred Debits and Other Assets
  Regulatory assets                                                 263,493            277,550
  Nuclear decommissioning trust funds                               429,676            416,721
  Diversified business property, net                                118,630            111,802
  Miscellaneous other property and investments                      242,807            231,325
  Other assets and deferred debits                                  117,035            135,373
-----------------------------------------------------------------------------------------------
        Total Deferred Debits and Other Assets                    1,171,641          1,172,771
-----------------------------------------------------------------------------------------------
           Total Assets                                        $  9,045,637      $   9,258,685
-----------------------------------------------------------------------------------------------

Capitalization and Liabilities
-----------------------------------------------------------------------------------------------
Capitalization
  Common stock                                                 $  1,921,068      $   1,904,246
  Unearned ESOP common stock                                       (104,703)          (114,385)
  Retained earnings                                               1,336,831          1,312,641
  Accumulated other comprehensive loss                              (5,156)             (7,046)
-----------------------------------------------------------------------------------------------
        Total common stock equity                                 3,148,040          3,095,456
  Preferred stock - not subject to mandatory redemption              59,334             59,334
  Long-term debt, net                                             3,102,181          2,958,853
-----------------------------------------------------------------------------------------------
           Total Capitalization                                   6,309,555          6,113,643
-----------------------------------------------------------------------------------------------
Current Liabilities
  Current portion of long-term debt                                 250,000            600,000
  Accounts payable                                                  194,039            300,829
  Payables to affiliated companies                                  151,176            106,114
  Notes payable affiliated companies                                 11,539             47,913
  Taxes accrued                                                      82,013                  -
  Interest accrued                                                   65,314             61,124
  Other current liabilities                                         156,702            208,645
-----------------------------------------------------------------------------------------------
        Total Current Liabilities                                   910,783          1,324,625
-----------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Accumulated deferred income taxes                               1,304,892          1,316,823
  Accumulated deferred investment tax credits                       164,062            170,302
  Regulatory liabilities                                              7,774              7,494
  Other liabilities and deferred credits                            348,571            325,798
-----------------------------------------------------------------------------------------------
        Total Deferred Credits and Other Liabilities              1,825,299          1,820,417
-----------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 7)
-----------------------------------------------------------------------------------------------
         Total Capitalization and Liabilities                  $  9,045,637      $   9,258,685
-----------------------------------------------------------------------------------------------
See Notes to Carolina Power & Light Company Consolidated Interim Financial Statements.



Carolina Power & Light Company
STATEMENTS OF CASH FLOWS                                                                       Six Months Ended
(Unaudited)                                                                                        June 30,
(In thousands)                                                                             2002               2001
-----------------------------------------------------------------------------------------------------------------------

Operating Activities
  Net income                                                                       $      216,271     $     205,752
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                       313,476           324,996
      Deferred income taxes                                                               (25,358)          (63,765)
      Investment tax credit                                                                (6,240)           (9,241)
      Deferred fuel cost (credit)                                                          12,757            (5,059)
      Net (increase) decrease in accounts receivable                                      183,507            (1,266)
      Net increase in inventories                                                          (2,574)          (53,729)
      Net (increase) decrease in prepaids and other current assets                        (14,916)           12,776
      Net decrease in accounts payable                                                     (1,012)         (295,481)
      Net increase in other current liabilities                                            93,501            47,832
      Other                                                                                15,886            31,124
----------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                                         785,298           193,939
----------------------------------------------------------------------------------------------------------------------

Investing Activities
  Gross property additions                                                               (297,761)         (387,253)
  Nuclear fuel additions                                                                  (25,485)          (45,813)
  Contributions to nuclear decommissioning trust                                          (17,915)          (17,899)
  Net cash flow of company-owned life insurance program                                    (5,178)           (6,098)
  Diversified business property additions                                                 (10,439)           (1,714)
  Investments in non-utility activities                                                    (1,478)           (5,179)
----------------------------------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities                                            (358,256)         (463,956)
----------------------------------------------------------------------------------------------------------------------

Financing Activities
  Proceeds from issuance of long-term debt                                                 47,417           296,747
  Net increase (decrease) in commercial paper reclassified to long-term debt             (207,535)          103,558
  Net increase (decrease) in intercompany notes                                           (36,374)              775
  Retirement of long-term debt                                                            (48,689)             (163)
  Dividends paid to parent                                                               (190,599)         (124,466)
  Dividends paid on preferred stock                                                        (1,482)           (1,482)
----------------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Financing Activities                                        (437,262)          274,969
----------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                      (10,220)            4,952
Cash and Cash Equivalents at Beginning of the Period                                       21,250            30,070
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of the Period                                     $       11,030     $      35,022
----------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information
Cash paid during the period - interest                                             $      103,911     $     117,330
                              income taxes                                         $       61,163     $     127,296
See Note 2 for non-cash investing activity.
----------------------------------------------------------------------------------------------------------------------
See Notes to Carolina Power & Light Company Consolidated Interim Financial Statements.

Carolina Power & Light Company
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1.        ORGANIZATION AND BASIS OF PRESENTATION
          --------------------------------------

          Organization.  Carolina  Power  & Light  Company  (CP&L)  is a  public
          -------------
          service corporation primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. CP&L is a wholly owned subsidiary of Progress Energy, Inc. (the Company or Progress Energy). The Company is a registered holding company under the Public Utility Holding Company Act (PUCHA) of 1935, as amended. Both the Company and its subsidiaries are subject to the regulatory provisions of PUCHA.

          Basis of Presentation.  These financial  statements have been prepared
          ----------------------
          in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles, they should be read in conjunction with the audited financial statements for the period ended December 31, 2001 and notes thereto included in CP&L's Form 10-K for the year ended December 31, 2001.

          The amounts included in the consolidated interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present CP&L's financial position and results of operations for the interim periods. Due to seasonal weather variations and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year. Certain amounts for 2001 have been reclassified to conform to the 2002 presentation, with no effect on previously reported net income or common stock equity.

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

2.        FINANCIAL INFORMATION BY BUSINESS SEGMENT
          -----------------------------------------

          CP&L's operations consist primarily of the CP&L Electric segment with no other material segments.

          The financial information by business segment for CP&L Electric for the three and six months ended June 30, 2002 and 2001 is as follows:


             (In thousands)                       Three Months Ended               Six Months Ended
                                            June 30, 2002  June 30, 2001     June 30, 2002   June 30, 2001
             -------------------------------------------------------------------------------------------
             Revenues                           $834,658       $782,287       $1,646,139     $1,603,861
             Segment Income                     $131,690        $84,022         $217,222       $205,491
             Total Segment Assets (a)         $8,669,993     $8,942,454       $8,669,993     $8,942,454
             ===========================================================================================
                  (a) CP&L Electric's total segment assets at June 30, 2002, decreased from the prior year due to the transfer of the Rowan plant to Progress Ventures in February 2002 in the amount of approximately $245 million.

          The  primary   differences   between  the  CP&L   Electric   and  CP&L
          consolidated   financial  information  relate  to  other  non-electric
          operations and elimination entries.

3.        IMPACT OF NEW ACCOUNTING STANDARD
          ---------------------------------

          During the second quarter of 2001, the Financial Accounting Standards Board (FASB) issued interpretations of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities," (SFAS No. 133) indicating that options in general cannot qualify for the normal purchases and sales exception, but provided an exception that allows certain electricity contracts, including certain capacity-energy contracts, to be excluded from the mark-to-market requirements of SFAS No. 133. The interpretations were effective July 1, 2001. Those interpretations did not require CP&L to mark-to-market any of its electricity capacity-energy contracts currently outstanding. In December 2001, the FASB revised the criteria related to the exception for certain electricity contracts, with the revision to be effective April 1, 2002. The revised interpretation did not result in any significant changes to CP&L's assessment of mark-to-market requirements for its current contracts. If an electricity or fuel supply contract in its regulated businesses is subject to mark-to-market accounting, there generally would be no income statement effect of the mark-to-market because such contracts are generally reflected in fuel adjustment clauses so that the contract's mark-to-market gain or loss would be recorded as a regulatory asset or liability. Any mark-to-market gains or losses in its non-regulated businesses would affect income unless those contracts qualify for hedge accounting treatment.

          The application of the new rules is still evolving, and further guidance from the FASB is expected, which could additionally impact CP&L's financial statements.

          The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in July 2001. This statement provides accounting requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. This statement requires that the present value of retirement costs for which CP&L has a legal obligation be recorded as liabilities with an equivalent amount added to the asset cost and depreciated over an appropriate period. The liability is then accreted over time by applying an interest method of allocation to the beginning liability. CP&L is in the process of identifying retirement obligations. Areas that are being reviewed include electric transmission and distribution, nuclear decommissioning, all generating facilities, telecommunication assets, and assets that require special handling under environmental regulations. CP&L is also in the process of quantifying the obligations that have been identified under the measurement rules described in the standard. For CP&L's regulated operations, there is not expected to be any impact on earnings. CP&L currently cannot predict the earnings impact on its non-regulated companies.

4.        COMPREHENSIVE INCOME
          --------------------

          Comprehensive income for the three and six months ended June 30, 2002 was $129.6 million and $218.2 million, respectively. Comprehensive income for the three and six months ended June 30, 2001 was $84.8 million and $201.1 million, respectively. Items of other comprehensive income for the three-month and six-month periods consisted primarily of changes in fair value of derivatives used to hedge cash flows related to interest on long-term debt, and the cumulative effect of adopting SFAS No. 133 as of January 1, 2001.

5.        FINANCING ACTIVITIES
          --------------------

          On February 6, 2002, CP&L issued $48.5 million principal amount of First Mortgage Bonds, Pollution Control Series W, Wake County Pollution Control Revenue Refunding Bonds, 5.375% Series 2002 Due February 1, 2017. On March 1, 2002, CP&L redeemed $48.5 million principal amount of Pollution Control Revenue Bonds, Wake County (Carolina Power & Light Company Project) Adjustable Rate Option Bond 1983 Series Due April 1, 2019, at 101.5% of the principal amount of such bonds.

          On June 27, 2002, CP&L announced the redemption of $500 million of CP&L Extendible Notes due October 28, 2009, at 100% of the principal amount of such notes. These notes were redeemed on July 29, 2002 and CP&L funded the redemptions through the issuance of commercial paper. On July 30, 2002, CP&L issued $500 million of senior unsecured notes due 2012 with a coupon of 6.5%. Proceeds from this issuance were used to pay down commercial paper.

          On August 5, 2002, CP&L announced the redemption of $150 million of First Mortgage bonds, 8.20% Series, due July 1, 2022 at 103.55% of the principal amount of such bonds. CP&L intends to redeem these notes on September 4, 2002.

6.        RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS
          ------------------------------------------------------

          In April, May and June 2002, CP&L entered into a series of Treasury Rate Locks to hedge its exposure to interest rates with regard to a future issuance of fixed-rate debt. These agreements have a computational period of ten years. The fair value of the swaps was a $8.5 million liability position at June 30, 2002. These instruments were designated as cash flow hedges for accounting purposes. The agreements, with a total notional amount of $350 million, were terminated simultaneously with the pricing of the $500 million CP&L senior unsecured notes in July 2002. CP&L realized a $22.5 million hedging loss, which will be amortized and recorded as an adjustment to interest expense over the life of the notes.

          The notional amount of the above contracts is not exchanged and does not represent exposure to credit loss. In the event of default by a counterparty, the risk in the transaction is the cost of replacing the agreements at current market rates. CP&L only enters into swap agreements with strong creditworthy counterparties.

7.        COMMITMENTS AND CONTINGENCIES
          -----------------------------

          Contingencies existing as of the date of these statements are described below. No significant changes have occurred since December 31, 2001, with respect to the commitments discussed in Note 15 of the financial statements included in CP&L's 2001 Annual Report on Form 10-K.

          Contingencies

          1)   Impairment of Long-Lived Assets
               -------------------------------

               Due to the recent decline of the telecommunications industry, CP&L has initiated a valuation study to assess the recoverability of Caronet's long-lived assets, which totaled approximately $111 million at June 30, 2002. CP&L expects to record an impairment in the third quarter.

          2)   Franchise Taxes
               ---------------

               CP&L, like other electric power companies in North Carolina, pays a franchise tax levied by the State pursuant to North Carolina General Statutes Section 105-116, a state-level annual franchise tax (State Franchise Tax). Part of the revenue generated by the State Franchise Tax is required by North Carolina General Statutes Section 105-116.1(b) to be distributed to North Carolina cities in which CP&L maintains facilities. CP&L has paid and continues to pay the State Franchise Tax to the state when such taxes are due. However, pursuant to an Executive Order issued on February 5, 2002, by the Governor of North Carolina, the Secretary of Revenue withheld distributions of State Franchise Tax revenues to cities for two quarters of fiscal year 2001-2002 in an effort to balance the state's budget.

               In response to the state's failure to distribute the State Franchise Tax proceeds, certain cities in which CP&L maintains facilities adopted municipal franchise tax ordinances purporting to impose on CP&L a local franchise tax. The local taxes are intended to be collected for as long as the state withholds distribution of the State Franchise Tax proceeds from the cities. The first local tax payments would be due August 15, 2002. On August 2, 2002, CP&L filed a lawsuit against the cities seeking to enjoin the enforcement of the local taxes and to have the local ordinances struck down because the ordinances are beyond the cities' statutory authority and violate provisions of the North Carolina and United States Constitutions. CP&L cannot predict the outcome of this matter.

          3)   Claims and Uncertainties.
               -------------------------

               a) CP&L is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters.

               Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. The lead or sole regulatory agency that is responsible for a particular former coal tar site depends largely upon the state in which the site is located. There are several manufactured gas plant (MGP) sites to which CP&L has some connection. In this regard, CP&L, with other potentially responsible parties, are participating in investigating and, if necessary, remediating former coal tar sites with several regulatory agencies, including, but not limited to, the U.S. Environmental Protection Agency (EPA) and the North Carolina Department of Environment and Natural Resources, Division of Waste Management (DWM). In addition, CP&L is periodically notified by regulators such as the EPA and various state agencies of their involvement or potential involvement in sites, other than MGP sites, that may require investigation and/or remediation.

               There are 12 former MGP sites and 14 other active waste sites associated with CP&L that have required or are anticipated to require investigation and/or remediation costs. As of June 30, 2002, CP&L has not recorded any accruals for investigation and/or remediation costs for these sites. CP&L received insurance proceeds to address costs associated with CP&L waste sites. All eligible expenses related to these waste costs are charged against a centralized fund containing these proceeds. As of June 30, 2002, approximately $8.7 million remains in this centralized fund. As costs associated with CP&L's share of investigation and remediation of these sites become known, the fund is assessed to determine if additional accruals will be required. CP&L does not believe that it can provide an estimate of the reasonably possible total remediation costs beyond what remains in the centralized fund. This is due to the fact that the sites are at different stages: investigation has not begun at 15 sites, investigation has begun but remediation cannot be estimated at 7 sites and 4 sites have begun remediation. CP&L measures its liability for these sites based on available evidence including its experience in investigation and remediation of contaminated sites, which also involves assessing and developing cost-sharing arrangements with other potentially responsible parties. Once the centralized fund is depleted, CP&L will accrue costs for the sites to the extent its liability is probable and the costs can be reasonably estimated. Therefore, CP&L cannot currently determine the total costs that may be incurred in connection with the remediation of all sites. According to current information, these future costs at the CP&L sites are not material to its financial condition or results of operations. A rollforward of the balance in this fund is not provided due to the immateriality of this activity in the periods presented.

               CP&L is also currently in the process of assessing potential costs and exposures at other sites it has been notified of. As the assessments are developed and analyzed, CP&L will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

               There has been and may be further proposed federal legislation requiring reductions in air emissions for nitrogen oxides, sulfur dioxide, carbon dioxide and mercury setting forth national caps and emission levels over an extended period of time. This national multi-pollutant approach would have significant costs which could be material to CP&L's consolidated financial position or results of operations. Some companies may seek recovery of the related cost through rate adjustments or similar mechanisms. Control equipment that will be installed on North Carolina fossil generating facilities as part of the North Carolina legislation discussed below may address some of the issues outlined above. CP&L cannot predict the outcome of this matter.

               The EPA has been conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether modifications at those facilities were subject to New Source Review requirements or New Source Performance Standards under the Clean Air Act. CP&L has been asked to provide information to the EPA as part of this initiative and cooperated in providing the requested information. The EPA has initiated enforcement actions against other unaffiliated utilities as part of this initiative, some of which have resulted in settlement agreements calling for expenditures ranging from $1.0 billion to $1.4 billion. A utility that was not subject to a civil enforcement action settled its New Source Review issues with the EPA for $300 million. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the utilities may seek recovery of the related cost through rate adjustments. CP&L cannot predict the outcome of this matter.

               In 1998, the EPA published a final rule addressing the issue of regional transport of ozone. This rule is commonly known as the NOx SIP Call. The EPA's rule requires 23 jurisdictions, including North Carolina and South Carolina, to further reduce nitrogen oxide emissions in order to attain a pre-set state NOx emission level by May 31, 2004. CP&L is evaluating necessary measures to comply with the rule and estimates its related capital expenditures could be approximately $370 million, which has not been adjusted for inflation. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to CP&L's results of operations. Further controls are anticipated as electricity demand increases. CP&L cannot predict the outcome of this matter.

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

               The EPA published a final rule approving petitions under Section 126 of the Clean Air Act, which requires certain sources to make reductions in nitrogen oxide emissions by 2003. The final rule also includes a set of regulations that affect nitrogen oxide emissions from sources included in the petitions. The North Carolina fossil-fueled electric generating plants are included in these petitions. Acceptable state plans under the NOx SIP Call can be approved in lieu of the final rules the EPA approved as part of the 126 petitions. CP&L, other utilities, trade organizations and other states are participating in litigation challenging the EPA's action. On May 15, 2001, the District of Columbia Circuit Court of Appeals ruled in favor of the EPA which will require North Carolina to make reductions in nitrogen oxide emissions by May 1, 2003. However, the Court in its May 15th decision rejected the EPA's methodology for estimating the future growth factors the EPA used in calculating the emissions limits for utilities. In August 2001, the court granted a request by CP&L and other utilities to delay the implementation of the 126 Rule for electric generating units pending resolution by the EPA of the growth factor issue. The court's order tolls the three-year compliance period (originally set to end on May 1, 2003) for electric generating units as of May 15, 2001. On April 30, 2002, the EPA published a final rule harmonizing the dates for the Section 126 Rule and the NOx SIP Call. In addition, the EPA determined in this rule that the future growth factor estimation methodology was appropriate. The new compliance date for all affected sources is now May 31, 2004, rather than May 1, 2003. CP&L cannot predict the outcome of this matter.

               On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to further reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. These levels exceed requirements discussed above with regard to the NOx SIP Call, Section 126 petitions or Title IV of the Clean Air Act. CP&L expects its capital costs to meet these emission targets will be approximately $813 million. CP&L currently has approximately 5,100 MW of coal-fired generation in North Carolina that is affected by this legislation. The legislation requires the emissions reductions to be completed in phases by 2013, and applies to each utilities' total system rather than setting requirements for individual power plants. The legislation also freezes the utilities' base rates for five years unless there are extraordinary events beyond the control of the utility or unless the utility persistently earns a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utility's last general rate case. Further, the legislation allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the 10-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. Pursuant to the new law, CP&L entered into an agreement with the state of North Carolina to transfer to the state all future emissions allowances it generates from over-complying with the new emission limits when these units are completed. The new law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. CP&L cannot predict the future regulatory interpretation, implementation or impact of this new law.

               CP&L has filed claims with its general liability insurance carriers to recover costs arising out of actual or potential environmental liabilities. Some claims have settled and others are still pending. While management cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the consolidated financial position or results of operations.

               b) CP&L is involved in various litigation matters in the ordinary course of business, some of which involve substantial amounts. Where appropriate, accruals have been made in accordance with SFAS No. 5, "Accounting for Contingencies," to provide for such matters. In the opinion of management, the final disposition of pending litigation would not have a material adverse effect on CP&L's consolidated results of operations or financial position.

          Item 2.  Management's Discussion and Analysis of Financial Condition
          -------  -----------------------------------------------------------
                   and Results of Operations
                   -------------------------

          RESULTS OF OPERATIONS
          ---------------------
          For the three and six months ended June 30, 2002, as compared to the corresponding period in the prior year

          Progress Energy, Inc.

          Operating Results
          -----------------

          Progress Energy's consolidated earnings for the three and six months ended June 30, 2002, were $120.6 million ($0.56 basic earnings per common share) and $253.1 million ($1.18 per share), respectively, compared to earnings of $111.7 ($0.56 per share) and $265.7 million ($1.33 per share) for the same periods ended June 30, 2001. Current year earnings for the three and six months ended June 30, 2002 were favorably impacted by customer growth and improved weather which increased retail and wholesale sales, decreases in depreciation expense for the CP&L Electric and Florida Power Electric segments, decreases in interest charges resulting from lower average interest rates and the elimination of goodwill amortization. Partially offsetting these positive factors were decreases in revenues as part of Florida Power's retail rate settlement and increases in operations and maintenance expenses related to increased benefit costs and additional expenses at Florida Power to improve system reliability and customer service. In addition, the common stock issuance in August 2001 (12.5 million shares) and purchase of Westchester Gas Company in April 2002 (2.5 million shares) resulted in dilution.

          Management tracks, monitors, and evaluates financial results based on reported earnings and on an ongoing earnings basis. The following reconciles reported earnings to ongoing earnings.

                                                                      Three Months Ended            Six Months
                                                                           June 30,               Ended June 30,
                                                                     ---------------------  ----------------------------
          ($ millions, except per share figures)                         2002      2001          2002          2001
                                                                         ----      ----          ----          ----
          Reported Earnings                                             $120.6    $111.7        $253.1        $265.7
          Intra-period tax allocation adjustment                          58.4      25.3          79.6          45.3
          Contingent Value Obligations (CVO) mark to market               (1.5)      5.9         (12.8)          8.9
          Florida Retroactive Retail Rate Refund                           -         -            21.0           -
          Reclassification of Rail Services from Assets Held for Sale      -        10.1           -            10.1
          ---------------------------------------------------------------------------------  ----------------------------
          Ongoing Earnings                                              $177.5    $153.0        $340.9        $330.0
                                                                        ======    ======        ======        ======
          Ongoing Earnings Per Share                                     $0.83     $0.77         $1.59         $1.65
                                                                         =====     =====         =====         =====

          Each of the adjustments to reported earnings and the key business drivers are discussed in more detail in the business segment reviews that follow.

          CP&L Electric
          -------------

          CP&L Electric contributed net income for the three and six months ended June 30, 2002 of $131.7 million and $217.2 million, respectively, compared to net income of $84.0 million and $205.5 million, respectively, for the same periods in the prior year. Included in these amounts are energy marketing and trading activities, which are managed by Progress Ventures on behalf of CP&L, that had net income for the three and six months ended June 30, 2002 of $22.3 million and $29.9 million, respectively, compared to net income of $15.0 million and $28.6 million, respectively, for the same periods in the prior year.

          Factors contributing to CP&L Electric's results include favorable electric revenue and margins driven by hotter weather compared to 2001 ($6.6 million and $3.5 million margin gain for the three and six months ended June 30, 2002, respectively); a decrease in accelerated depreciation expense related to the nuclear plants ($13.3 million and $18.3 million decrease for the three and six months ended June 30, 2002, respectively); and a decrease in interest expense resulting from lower debt and an average interest rate reduction (interest decreased by $9.1 million and $12.3 million for the three and six months ended June 30, 2002, respectively). Additionally, CP&L Electric's results for the three and six months ended June 30, 2002 were favorably impacted by a $28.3 million preliminary tax benefit reallocation from the holding company to CP&L. See Other Businesses section below for additional information on the tax benefit reallocation. CP&L Electric's results were negatively affected by a decline in industrial sales driven by a weaker economic environment ($3.8 million and $10.0 million margin decline for the three and six months ended June 30, 2002, respectively).

          CP&L's electric revenues for the three and six months ended June 30, 2002 and 2001 and the percentage change by customer class are as follows (in millions):

          --------------------------------- ---------------------------------------- ---------------------------------------
                                                  Three Months Ended June 30,              Six Months Ended June 30,
                   Customer Class
                                            ---------------------------------------- ---------------------------------------
                                               2002       % Change        2001          2002       % Change        2001
          --------------------------------- ----------- ------------- -------------- ------------ ------------ -------------
          Residential                         $258.5        5.3%         $245.5        $567.7        (0.4)%       $569.9
          Commercial                           198.9        5.8           188.0         386.1         3.8          372.0
          Industrial                           160.2       (1.8)          163.2         305.9        (3.0)         315.5
          Governmental                          17.9        4.7            17.1          35.5         4.1           34.1
          --------------------------------- -----------               -------------- ------------              -------------
              Total Retail Revenues            635.5        3.5           613.8       1,295.2         0.3        1,291.5
          Wholesale                            156.7        2.6           152.7         299.3        (5.2)         315.7
          Unbilled                              24.1         -             (2.4)         14.4          -           (42.0)
          Miscellaneous                         18.4        1.1            18.2          37.2        (3.9)          38.7
          --------------------------------- -----------               -------------- ------------              -------------
              Total Electric Revenues         $834.7        6.7%         $782.3      $1,646.1         2.6%      $1,603.9
          --------------------------------- ----------- ------------- -------------- ------------ ------------ -------------

          CP&L electric energy sales for the three and six months ended June 30, 2002 and 2001 and the percentage change by customer class are as follows (in thousands of mWh):

          --------------------------------- --------------------------------------- ----------------------------------------
                                                 Three Months Ended June 30,               Six Months Ended June 30,
                   Customer Class
                                            --------------------------------------- ----------------------------------------
                                               2002       % Change        2001         2002        % Change        2001
          --------------------------------- ----------- ------------- ------------- ------------ ------------- -------------
          Residential                         3,262         3.9%         3,141        7,247         (2.8)%        7,454
          Commercial                          3,027         4.3          2,902        5,818          1.1          5,753
          Industrial                          3,361        (0.9)         3,391        6,347         (3.9)         6,605
          Governmental                          338         1.8            332          663         (2.4)           679
          --------------------------------- -----------               ------------- ------------               -------------
              Total Retail Energy Sales       9,988         2.3          9,766       20,075         (2.0)        20,491
          Wholesale                           3,495        15.7          3,020        6,826          4.8          6,513
          Unbilled                              431          -              69          245           -            (602)
          --------------------------------- -----------               ------------- ------------               -------------
              Total mWh sales                13,914         8.2%        12,855       27,146          2.8%        26,402
          --------------------------------- ----------- ------------- ------------- ------------ ------------- -------------

          Sales of energy to retail and wholesale customers increased for the three months ended June 30, 2002, when compared to the same period in the prior year 2001 primarily due to the impacts of favorable weather in the current year and customer growth. This was partially offset by a decrease in sales in the industrial customer class, primarily due to a decline in the industrial customer base and the continued overall softness in the industrial markets driven by the weak economic environment. For the year to date comparison period, weather was less of a driver as a milder first quarter 2002 offset much of the second quarter weather gains.

          CP&L Electric's fuel expense increased $15.4 million for the three months ended June 30, 2002, when compared to $157.7 million in 2001, primarily due to an increase in volume and a change in generation mix, which was partially offset by a decrease in price. Purchased power expense increased $5.6 million for the three months ended June 30, 2002, when compared to $85.3 million in 2001, due to increases in volume and price. CP&L Electric's fuel expense increased $35.9 million for the six months ended June 30, 2002, when compared to $311.1 million in 2001, primarily due to an increase in volume and a change in generation mix, which was partially offset by a decrease in price. The increase was also caused by increased deferred fuel expense resulting from fuel cost collections that reduce previously deferred fuel costs. Purchased power expense decreased $13.0 million for the six months ended June 30, 2002, when compared to $177.2 million in 2001, primarily due to decreases in volume attributable to favorable market conditions and prices that existed in the first quarter of 2001. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results.

          CP&L Electric's operations and maintenance expense increased by $12.3 million and $34.9 million for the three and six months ended June 30, 2002, respectively, when compared to operations and maintenance expense of $179.4 million and $348.1 million, respectively, for the same periods in the prior year. The increase for the three and six months ended June 30, 2002 was primarily due to increased salary and benefit costs ($5.1 million and $9.0 million for the three and six months ended June 30, 2002); increased insurance costs combined with a lower NEIL refund ($2.2 million for the six months ended June 30, 2002); and increased Service Company costs ($4.5 million and $9.5 million for the three and six months ended June 30, 2002) as a result of lower vacancy rates in the prior year subsequent to the FPC acquisition.

          Depreciation expense decreased $6.4 million and $2.9 million for the three and six months ended June 30, 2002, when compared to depreciation expense of $139.8 million and $277.8 million, respectively, for the same periods in the prior year. CP&L's accelerated cost recovery program for nuclear generating assets allows flexibility in recording accelerated depreciation expense. The decrease for these periods relates to CP&L Electric's election to depreciate the nuclear assets at the lower end of the allowable range as set by the state utility commissions. See OTHER MATTERS below for additional information on CP&L's accelerated cost recovery program. For the three and six months ended June 30, 2002, CP&L recorded accelerated depreciation expense of $16.7 million and $41.7 million, respectively. For the three and six months ended June 30, 2001, CP&L recorded accelerated depreciation expense of $30 million and $60 million, respectively. As of June 30, 2002, CP&L has recorded cumulative accelerated depreciation expense of approximately $392 million. These reductions are partially offset by increased depreciation costs resulting from the Richmond units being placed into service in May 2001.

          Florida Power Electric
          ----------------------

          Florida Power  Electric  contributed  net income for the three and six months  ended  June 30,  2002 of $76.8  million  and  $134.5  million, respectively, compared to net income of $84.3 million and $155.9 million, respectively for the same periods in the prior year. Included in these amounts are energy marketing and trading activities, which are managed by Progress Ventures on behalf of Florida Power, that had net income for the three and six months ended June 30, 2002 of $3.7 million and $6.3 million, respectively, compared to net income of $3.4 million and $11.7 million, respectively, for the same periods in the prior year.

          Florida Power Electric's earnings for the three and six months ended June 30, 2002, were negatively affected by the outcome of the Florida Power rate case settlement, which included a one-time retroactive revenue refund of $35 million, $21 million after tax, recorded in the first quarter of 2002 and a decrease in retail rates, which was partially offset by reductions in depreciation in accordance with the settlement. See Note 3 to the Progress Energy Consolidated Interim Financial Statements for additional information on the settlement. In addition, Florida Power Electric results for the three months and six months ended were negatively affected by increase in operations and maintenance expense as described more fully below.

          Florida Power's electric revenues for the three and six months ended June 30, 2002 and 2001 and the percentage change by customer class are as follows (in millions):

          -------------------------------------- ---------------------------------------- ----------------------------------------
                                                       Three Months Ended June 30,               Six Months Ended June 30,
                                                 ---------------------------------------- ----------------------------------------
                       Customer Class                2002        % Change       2001          2002        % Change       2001
          -------------------------------------- -------------- ------------ ------------ ------------- ------------- ------------
          Residential                               $395.6         2.5%        $386.0        $774.8         (1.3)%      $784.9
          Commercial                                 183.4        (4.7)         192.5         350.2         (0.3)        351.4
          Industrial                                  55.1        (6.9)          59.2         105.1         (6.7)        112.6
          Governmental                                43.5        (1.6)          44.2          83.5          1.8          82.0
          Retroactive Retail Revenue Refund            -            -             -           (35.0)          -             -
          -------------------------------------- --------------              ------------ -------------               ------------
           Total Retail Revenues                     677.6        (0.6)         681.9       1,278.6         (3.9)      1,330.9
          Wholesale                                   55.8       (10.3)          62.2         108.3        (32.3)        159.9
          Unbilled                                     5.4          -            17.5          11.8           -           (4.8)
          Miscellaneous                               27.1        22.6           22.1          53.7        (50.3)        108.1
          -------------------------------------- --------------              ------------ -------------               ------------
            Total Electric Revenues                  $765.9       (2.3)%       $783.7      $1,452.4         (8.9)%    $1,594.1
          -------------------------------------- -------------- ------------ ------------ ------------- ------------- ------------

          Florida Power's electric energy sales for the three and six months ended June 30, 2002 and 2001, and the percentage change by customer class are as follows (in thousands of mWh):

          -------------------------------------- ---------------------------------------- ----------------------------------------
                                                       Three Months Ended June 30,               Six Months Ended June 30,
                                                 ---------------------------------------- ----------------------------------------

                    Customer Class                    2002        % Change       2001          2002        % Change       2001
          -------------------------------------- -------------- ------------ ------------ ------------- ------------- ------------
          Residential                                4,515          11.1%       4,063         8,575          1.2%        8,472
          Commercial                                 2,857           2.8        2,780         5,313          2.1         5,203
          Industrial                                   994          (1.6)       1,010         1,876         (5.7)        1,989
          Governmental                                 715           5.9          675         1,335          3.4         1,291
          -------------------------------------- --------------              ------------ -------------               ------------
             Total Retail Energy Sales               9,081           6.5        8,528        17,099          0.8        16,955
          Wholesale                                    976          (7.9)       1,060         1,956        (16.6)        2,346
          Unbilled                                     443            -           555           474           -             59
          -------------------------------------- --------------              ------------ -------------               ------------
             Total mWh sales                        10,500           3.5%      10,143        19,529          0.9%       19,360
          -------------------------------------- -------------- ------------ ------------ ------------- ------------- ------------

          As a result of the settlement of the Florida Power rate case, effective May 1, 2002, Florida Power reduced its rates by 9.25%. The effect of this reduction was to reduce revenue by $20.6 million for the second quarter of 2002. Partially offsetting the decrease in rates and one-time refund from the settlement detailed above were the impacts of favorable weather and customer growth. In addition, revenues for the first six months of 2002 decreased when compared to the same period in the prior year due to the recognition of $63 million of deferred revenue in the first quarter of 2001, which is included in miscellaneous revenues in the table above. In 2001, the deferred revenues were offset by accelerated amortization of the Tiger Bay regulatory asset, discussed below, and therefore, had no earnings impact.

          Fuel used in generation and purchased power decreased $14.3 million and $48.1 million for the three and six months ended June 30, 2002, when compared to $347.2 million and $689.2 million, respectively, for the same period in the prior year, primarily due to lower oil and gas prices, partially offset by an increase in coal prices. In addition, the decrease for the three months ended June 30, 2002, was due to the lowered recovery of fuel expense as part of the mid-course correction of Florida Power's fuel cost recovery clause as part of the settlement. Fuel and purchased power expenses are recovered primarily through cost recovery clauses and, as such, have no material impact on operating results.

          Operations and maintenance expense increased by $30.2 million and $50.6 million for the three and six months ended June 30, 2002, respectively, when compared to operations and maintenance expense of $119.8 million and $230.7 million, respectively, for the same periods in the prior year. These amounts have increased due to a decreased pension credit in the current year ($12.2 million and $16.6 million lower for the three and six months ended June 30, 2002); increased other employee benefit costs, primarily driven by medical costs (approximately $3 million and $6 million for the three and six months ended June 30, 2002); increased spending related to system reliability, including the Commitment to Excellence program aimed at increasing Florida Power's customer satisfaction ($7.8 million and $13.0 million for the three and six months ended June 30, 2002); and increased support charges from the Service Company as a result of lower vacancy rates in the prior year subsequent to the FPC acquisition.

          Depreciation and amortization expense decreased by $19.4 million and $102.1 million for the three and six months ended June 30, 2002, when compared to expense of $94.6 million and $246.7 million, respectively, for the same periods in the prior year. The Florida Power rate case settlement provides for ongoing reductions in depreciation, nuclear decommissioning and fossil dismantlement costs that reduced the amount of depreciation recorded by $19.6 million and $39.2 million for the three and six months ended June 30, 2002. In addition, the first half of 2001 depreciation includes $63 million of accelerated amortization on the Tiger Bay regulatory asset associated with deferred revenue from 2000.

          Progress Ventures
          -----------------

          The Progress Ventures segment operations include gas fuel extraction, manufacturing and delivery; coal fuel extraction, manufacturing and delivery, which includes synthetic fuels production; merchant generation; and energy marketing and trading activities on behalf of the utility operating companies as well as for its non-regulated plants. Progress Ventures contributed segment income, including allocation of energy marketing and trading on behalf of the utilities, of $79.5 million and $129.2 million for the three and six months ended June 30, 2002, respectively, compared to net income of $74.1 million and $138.1 million, respectively, for the same periods in the prior year. For the three months ended June 30, 2002, the majority of the increase relates to the addition of merchant plants in the current year. For the six months ended June 30, 2002, the majority of the decrease relates to minor reductions in the net income related to energy marketing and trading, and in both the coal and gas fuel extraction, manufacturing and delivery operations, partially offset by the additions of merchant plants during the year.

          Progress Ventures' energy marketing and trading activities generated net income of $25.8 million and $36.0 million for the three and six months ended June 30, 2002, respectively, compared to net income of $18.4 million and $40.3 million, respectively, for the same periods in the prior year. See Note 4 to the Progress Energy Consolidated Interim Financial Statements for additional information on trading and marketing activities. Earnings for the current quarter increased primarily due to an increase in trading gains and a decrease in capacity charges on certain wholesale contracts over the prior year. Earnings for the six months ended June 30, 2002, have decreased primarily due to the completion of certain contracts and the impact of lower natural gas prices on the pricing of certain contracts.

          Progress Ventures' merchant generation operations generated net income of $7.0 million and $6.8 million for the three and six months ended June 30, 2002, respectively, when compared to net income of $1.4 million and $1.1 million, respectively, for the same periods in the prior year. This increase is due to the completion of construction for certain merchant plants, transfer of generation assets from CP&L and the acquisitions of merchant plants in the current year. See Note 2 to the Progress Energy Consolidated Interim Financial Statements for additional information on this acquisition.

          Progress Ventures currently has a tolling agreement for output on one of its merchant plants with Dynegy, Inc. through June 2008. This contract is not subject to mark to market accounting under SFAS No.
          133. If Dynegy, Inc, was to default on this contract and Progress Ventures was required to replace the contract on this merchant plant, this could negatively impact Progress Ventures' cash flows. Progress Energy does not expect these developments to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

          Progress  Ventures' gas fuel  extraction,  manufacturing  and delivery operations include the operations of Mesa Hydrocarbons, Inc. (Mesa), which owns natural gas reserves and operates wells in Colorado and sells natural gas. These operations also include the activities of the recently acquired Westchester Gas Company. See Note 2 to the Progress Energy Consolidated Interim Financial Statements for additional information on this acquisition. These operations generated net income of $0.9 million and $1.2 million for the three and six months ended June 30, 2002, respectively, when compared to net income of $2.0 million and $4.4 million, respectively, for the same periods in the prior year. Due to the acquisition of Westchester Gas Company in April 2002, the results of these operations are not comparative. However, the current year results have been negatively affected by the decreases in sales price of gas over the prior year.

          Progress Ventures' coal fuel extraction, manufacturing and delivery operations generated net income of $45.1 million and $84.7 million for the three and six months ended June 30, 2002, when compared to net income of $51.4 million and $90.5 million, respectively, for the same periods in the prior year. The Progress Ventures segment sold 3.4 million and 6.4 million tons of synthetic fuel for the three and six months ended June 30, 2002, respectively, compared to 3.4 million and
          6.3 million tons, respectively, for the same periods in the prior year. The sales resulted in tax credits of $91.2 million and $175.1 million being recorded for the three and six months ended June 30, 2002, respectively, compared to tax credits of $92.3 million and $168.9 million, respectively, for the same periods in the prior year. The production and sale of the synthetic fuel from these facilities qualifies for tax credits under Section 29 of the Code. See "Synthetic Fuels" under OTHER MATTERS below for additional discussion of these tax credits.

          Rail Services
          -------------

          Rail Services' operations represent the activities of Progress Rail Services Corporation (Progress Rail) and include railcar repair, rail parts reconditioning and sales, scrap metal recycling and other rail related services. In the second quarter of 2001, Rail Services was reclassified from net assets held for sale and the cumulative Rail Services' operations since the acquisition date of November 30, 2000, were included in Progress Energy's consolidated results of operations. Progress Energy recorded an after-tax charge of $10.1 million in the second quarter of 2001 reflecting the reallocation of the purchase price and the reversal of the effect of net assets held for sale accounting. Therefore the results of Rail Services for the three and six months ended June 30, 2001, are not comparative to the current year operations.

          Rail Services contributed earnings for the three and six months ended June 30, 2002 of $2.9 million and $2.2 million, respectively. Rail
          Service's year to year results were impacted by a weak business environment, which resulted in $15.0 million decreased revenues for the quarter and a decrease of $69.4 million for the six months ended June 30, 2002. In addition, Rail Services' transition from acting as a scrap reseller in 2001 to acting as a scrap resale agent in 2002 and asset sales in 2001 decreased revenues. Corresponding decreases in operating costs and the impact of targeted cost cutting measures offset the revenue reductions.

          Other Businesses
          ----------------

          The Other segment primarily includes the operations of North Carolina Natural Gas Corporation (NCNG), Strategic Resource Solutions Corp.
          (SRS), Progress Telecommunications Corporation (Progress Telecom) and Caronet, Inc. (Caronet). This segment also includes other non-regulated operations of CP&L and FPC as well as holding company results. The Other segment generated a net loss of $144.2 million and $193.8 million for the three and six months ended June 30, 2002, respectively, compared to a net loss of $104.8 million and $185.9 million, respectively, for the same periods in the prior year. The decrease in earnings for the current quarter of 2002, when compared to the same period in the prior year, was primarily due to the preliminary tax benefit reallocation recorded in the second quarter, partially offset by the elimination of goodwill amortization in 2002.

          In accordance with SFAS No. 142, effective January 1, 2002, Progress Energy no longer amortizes goodwill. For the three and six months ended June 30, 2001, the Company amortized goodwill of $24.8 million and $47.6 million, respectively. At June 30, 2002, the Company had $3.7 billion of unamortized goodwill. See Note 6 to the Progress
          Energy Consolidated Interim Financial Statements for additional information on SFAS No. 142.

          NCNG  recorded  a net  loss of $1.4  million  and net  income  of $7.0 million for the three and six months ended June 30, 2002, respectively, compared to a net loss of $5.3 million and net income of $2.2 million, respectively, for the same periods in the prior year. NCNG's year to year results were impacted most significantly by the decline in gas prices and increased industrial volumes related to the decline in gas prices, which caused NCNG's margin on gas sales to increase by $3.3 million and $7.5 million for the three and six months ended June 30, 2002, respectively, when compared to margin on sales of $11.4 million and $40.4 million for the same periods in the prior year.

          NCNG's operations and maintenance expense increased $1.9 million and $3.9 million for the three and six months ended June 30, 2002, primarily due to increased staffing and increased operations and maintenance expense associated with a significant increase in its fleet. Additionally, NCNG's results for the three and six months ended June 30, 2002 were favorably impacted by a $1.5 million preliminary tax benefit reallocation from the holding company. See below for additional information on the preliminary tax benefit reallocation.

          In February 2002, NCNG filed a general rate case with the North Carolina Utilities Commission (NCUC) requesting an annual rate increase of $47.6 million. On May 3, 2002, NCNG withdrew the application, based upon the NCUC Public Staff's and other parties' interpretation of the order approving the merger of CP&L and NCNG that such a case was not permitted until 2003. On May 16, 2002, NCNG filed a request to increase its margin rates and rebalance its rates with the NCUC, requesting an annual rate increase of $4.1 million to recover costs associated with specific system improvements. Public hearings on this matter are scheduled for August and September 2002. Progress Energy cannot predict the outcome of this matter.

          Generally accepted accounting principles require companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual rate. Income tax expense was increased by $58.4 million and $79.6 million for the three and six months ended June 30, 2002, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. Income tax expense was increased by $25.3 million and $45.4 million for the three and six months ended June 30, 2001, respectively. The tax credits associated with Progress Energy's synthetic fuel operations lower the overall effective tax rate. Fluctuations in estimated earnings and tax credits can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

          Progress Energy is subject to regulation under the Public Utility Holding Company Act (PUHCA) of 1935, as amended, of the SEC. According to a recent SEC order, Progress Energy's tax benefit not related to acquisition interest expense is to be allocated to profitable subsidiaries. Therefore, the tax benefit that was previously held in the holding company, included in the Other segment, has been allocated on a preliminary basis to the profitable subsidiaries effective with the second quarter of 2002. The allocation has no impact on consolidated tax expense or earnings. However, the preliminary allocation decreases CP&L Electric's ($28.3 million) and NCNG's ($1.5 million) tax expense in the second quarter of 2002, with an offsetting increase in the holding company tax expense.

          Progress Energy issued 98.6 million CVOs in connection with the Florida Progress acquisition. Each CVO represents the right to receive contingent payments based on the performance of four synthetic fuel facilities owned by Progress Energy. The payments, if any, are based on the net after-tax cash flows the facilities generate. These CVOs are recorded at fair value based on published prices and unrealized gains and losses from changes in fair value are recognized in earnings. At June 30, 2002, the CVOs had a fair market value of approximately $29.1 million. Progress Energy recorded gain of $1.5 million and $12.8 million for the three and six months ended June 30, 2002, respectively, compared to charges of $5.9 million and $8.9 million, respectively, for the same periods in the prior year to record the changes in fair value of CVOs.

          Progress Telecom, including Caronet's operations, recorded revenues of $16.0 million and a net loss of $5.3 million for the quarter compared with revenues of $15.9 million and a net loss of $0.3 million for the same period last year. For the six months ended June 30, 2002, Progress Telecom recorded revenues of $31.6 million and a net loss of $9.3 compared with revenues of $30.6 million and a net loss of $2.2 million for the same period last year. Due to the recent decline of the telecommunications industry, the Company has initiated a valuation study to assess the recoverability of Progress Telecom's and Caronet's long-lived assets, which totaled approximately $288 and $111 million, respectively, at June 30, 2002. The Company expects to record an impairment in the third quarter. Progress Telecom is currently providing broadband services to WorldCom Inc. Due to WorldCom Inc.'s bankruptcy filing in July 2002, the Company is assessing what impact, if any, the WorldCom Inc. developments will have on Progress Telecom's operations. Progress Energy does not expect the WorldCom Inc. developments to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

          Effective June 28, 2000, Caronet entered into an agreement with Bain Capital where it contributed the net assets used in its application service provider business to a newly formed company for a 35% ownership interest (15% voting interest) named Interpath Communications, Inc. (Interpath). In May 2002, Interpath merged with USinternetworking. Pursuant to the terms of the merger agreement and additional funds being contributed by Bain Capital, CP&L now owns approximately 24% of the company (14% voting interest).

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          Progress Energy, Inc.

          Statement of Cash Flows and Financing Activities
          ------------------------------------------------

          Cash provided by operating activities decreased $22.0 million for the six months ended June 30, 2002, when compared to the corresponding period in the prior year. The decrease in cash from operating activities for the 2002 period is due to a decrease in operating income from the impact of the Florida Power rate case settlement. In addition, changes in the balances of certain current assets and liabilities due to operational fluctuations decreased cash provided by operating activities.

          Net cash used in investing activities increased $371.6 million for the six months ended June 30, 2002, when compared to the corresponding period in the prior year. The increase in cash used in investing activities is primarily due to an expansion of Progress Ventures' generation and fuel portfolio (See Note 2 to the Progress Energy Consolidated Interim Financial Statements). During the first six months of 2002, $495.7 million was spent on its utility subsidiaries' construction program and $569.6 million was spent in diversified business property additions. The acquisition of Westchester Gas Company resulted in a net cash outflow of $17.4 million.

          Net cash provided by financing activities increased $671.2 million for the six months ended June 30, 2002, when compared to the corresponding period in the prior year. The increase in cash provided by financing activities is primarily due to an increase in short-term obligations as well as an increase in long-term debt, the details of which are described below.

          On February 6, 2002, CP&L issued $48.5 million principal amount of First Mortgage Bonds, Pollution Control Series W, Wake County Pollution Control Revenue Refunding Bonds, 5.375% Series 2002 Due February 1, 2017. On March 1, 2002, CP&L redeemed $48.5 million principal amount of Pollution Control Revenue Bonds, Wake County (Carolina Power & Light Company Project) Adjustable Rate Option Bond 1983 Series Due April 1, 2019, at 101.5% of the principal amount of such bonds.

          In February 2002, $50 million of Progress Capital Holdings, Inc. (PCH) medium-term notes, 5.78% Series, matured. Progress Energy funded this maturity through the issuance of commercial paper.

          In March 2002,  Progress  Ventures,  Inc. obtained a $440 million bank facility that will be used exclusively for expansion of its non-regulated generation portfolio. Borrowings under this facility are secured by the assets in the generation portfolio. In March and June 2002, Progress Ventures, Inc. made draws under this facility of $120 and $67 million, respectively.

          Progress Ventures, Inc. is required to hedge 75 percent of the amounts outstanding under its bank facility pursuant to the terms of the agreement for expansion of its non-regulated generation portfolio. In May 2002, Progress Ventures, Inc. entered into hedges that included a series of zero cost collars that have been designated as cash flow hedges for accounting purposes. The fair value of these instruments was a $2.1 million liability position at June 30, 2002.

          During March, April and May 2002, Progress Energy converted $1.0 billion of fixed rate debt into variable rate debt by executing interest rate derivative agreements with a total notional amount of $1.0 billion with a group of five banks. Under the terms of the agreements, which were scheduled to mature in 2006 and 2007 and coincide with the maturity dates of the related debt issuances, Progress Energy received a fixed rate and paid a floating rate based on three-month LIBOR. These instruments were designated as fair value hedges for accounting purposes. In June 2002, Progress Energy terminated these agreements. As a result of the agreements, at June 30, 2002, Progress Energy had a debt premium of $21.2 million, which will be amortized and recorded as a reduction to interest expense over the life of the related debt issuances.

          On March 28, 2002, Standard & Poor's affirmed Progress Energy's corporate credit rating of BBB+ and the ratings of Florida Power and CP&L but revised the outlook for all three entities to negative from stable. S&P stated that its change in outlook reflects the increased business risk at Progress Ventures and lower-than-projected credit protection measures. S&P stated that Progress Energy's plan to divest of non-core assets and use the proceeds to pay down acquisition-related debt is moving slower than S&P had expected.

          On April 10, 2002, Moody's revised its outlook to negative from stable on Progress Energy's senior unsecured debt rating of Baa1. Moody's maintained a stable outlook for both Florida Power and CP&L. Moody's stated that its change in outlook to negative was in response to the increased level of debt incurred by the company, primarily to finance the expansion of its Progress Ventures unregulated generation portfolio.

          The change in outlook by the rating agencies has not affected Progress Energy's access to liquidity nor the cost of its short-term borrowings. Progress Energy is committed to maintaining its current ratings and is currently assessing the situation with both rating agencies to determine an appropriate course of action, if necessary, to address their concerns.

          On April 17, 2002, Progress Energy issued $350 million of senior unsecured notes due 2007 with a coupon of 6.05% and $450 million of senior secured notes due 2012 with a coupon of 6.85%. Proceeds from this issuance were used to pay down commercial paper.

          In April, May and June 2002, CP&L entered into a series of Treasury Rate Locks to hedge its exposure to interest rates with regard to a future issuance of fixed-rate debt. These agreements have a computational period of ten years. The fair value of the swaps was a $8.5 million liability position at June 30, 2002. These instruments were designated as cash flow hedges for accounting purposes. The agreements, with a total notional amount of $350 million, were terminated simultaneously with the pricing of the $500 million CP&L senior unsecured notes in July 2002 described below. CP&L realized a $22.5 million hedging loss, which will be amortized and recorded as an adjustment to interest expense over the life of the notes.

          On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. CP&L expects its capital costs to meet these emission targets will be approximately $813 million. See Note 12 to the Progress Energy Consolidated Interim Financial Statements and OTHER MATTERS below for more information on this legislation.

          On June 27, 2002, CP&L announced the redemption of $500 million of CP&L Extendible Notes due October 28, 2009, at 100% of the principal amount of such notes. These notes were redeemed on July 29, 2002 and CP&L funded the redemptions through the issuance of commercial paper. On July 30, 2002, CP&L issued $500 million of senior unsecured notes due 2012 with a coupon of 6.5%. Proceeds from this issuance were used to pay down commercial paper.

          On July 1, 2002, $30 million of Florida Power medium-term notes, 6.54% Series, matured. Florida Power funded this maturity through the issuance of commercial paper.

          On July 11, 2002, Florida Power announced the redemption of $108.55 million principal amount of Citrus County Pollution Control Refunding Revenue Bonds, Series 1992 A Due January 1, 2027, $90 million principal amount of Citrus County Pollution Control Refunding Revenue Bonds, Series 1992 B Due February 1, 2022 and $10.115 million principal amount of Pasco County Pollution Control Refunding Revenue Bonds, Series 1992A Due February 1, 2022, at 102% of the principal amount of such bonds and $32.2 million principal amount of Pinellas County Pollution Control Refunding Revenue Bonds, Series 1991 Due December 1, 2014 at 101% of the principal amount of such bonds. These redemptions were finalized on August 12, 2002.

          On July 16, 2002, Florida Power issued $108.55 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002A Due January 1, 2027, $100.115 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002B Due January 1, 2022 and $32.2 million principal amount of Citrus County Pollution Control Revenue Refunding Bonds, Series 2002C Due January 1, 2018. Proceeds from this issuance were used to redeem Florida Power's pollution control revenue refunding bonds above.

          On August 5, 2002, CP&L announced the redemption of $150 million of First Mortgage bonds, 8.20% Series, due July 1, 2022 at 103.55% of the principal amount of such bonds. CP&L intends to redeem these notes on September 4, 2002.

          In August 2002, Progress Energy converted $400 million of fixed rate debt into variable rate debt by executing interest rate derivative agreements with two counterparties with a total notional amount of $400 million. Under the terms of the agreements, which expire in 2006 and coincide with the maturity date of the related debt issuance, Progress Energy will receive a fixed rate of 3.26% and will pay a floating rate based on three-month LIBOR. These instruments were designated as fair value hedges for accounting purposes.

          Future Commitments
          ------------------

          As of June 30, 2002, Progress Energy's contractual cash obligations have not changed materially from what was reported in the 2001 Annual Report on Form 10-K. The only changes in Progress Energy's contractual cash obligations involve the additional long-term debt issuances made through the second quarter of 2002 that are detailed above, and the finalization of Progress Ventures' purchase obligations related to generation and fuel acquisitions, as detailed in Note 2 to the Progress Energy Consolidated Interim Financial Statements.

          As of June 30, 2002, Progress Energy's other commercial commitments have changed from what was reported in the 2001 Annual Report on Form 10-K. During the first six months of 2002, Progress Energy issued approximately $582 million of guarantees on behalf of Progress Ventures for obligations under power purchase agreements, tolling agreements, construction agreements and trading operations.
          Approximately $441 million of these commitments relate to certain guarantee agreements issued to support obligations related to Progress Venture's expansion of its non-regulated generation portfolio. These guarantees ensure performance under generation construction and operating agreements.

          The remaining $141 million of these new commitments are guarantees issued to support Progress Ventures' energy trading and marketing functions. The contracts supporting the guarantees contain language regarding downgrade events, ratings triggers, and netting and offset provisions.

          OTHER MATTERS
          -------------

          Florida Power Rate Case Settlement
          ----------------------------------

          On March 27, 2002, the parties in Florida Power's rate case entered into a Stipulation and Settlement Agreement (the Agreement) related to retail rate matters. The Agreement was approved by the FPSC on April 23, 2002. The Agreement is generally effective from May 1, 2002 through December 31, 2005; provided, however, that if Florida Power's base rate earnings fall below a 10% return on equity, Florida Power may petition the FPSC to amend its base rates.

          See Note 3 to the Progress Energy Consolidated Interim Financial Statements for additional information on the Agreement.

          North Carolina Clean Air Legislation
          ------------------------------------

          On June 20, 2002, legislation was enacted in North Carolina requiring the state's electric utilities to reduce the emissions of nitrogen oxide and sulfur dioxide from coal-fired power plants. Progress Energy expects its capital costs to meet these emission targets will be approximately $813 million. CP&L currently has approximately 5,100 MW of coal-fired generation in North Carolina that is affected by this legislation. The legislation requires the emissions reductions to be completed in phases by 2013, and applies to each utilities' total system rather than setting requirements for individual power plants. The legislation also freezes the utilities' base rates for five years unless there are extraordinary events beyond the control of the utility or unless the utility persistently earns a return substantially in excess of the rate of return established and found reasonable by the NCUC in the utility's last general rate case. Further, the legislation allows the utilities to recover from their retail customers the projected capital costs during the first seven years of the 10-year compliance period beginning on January 1, 2003. The utilities must recover at least 70% of their projected capital costs during the five-year rate freeze period. Pursuant to the new law, CP&L entered into an agreement with the state of North Carolina to transfer to the state all future emissions allowances it generates from over-complying with the new emission limits when these units are completed. The new law also requires the state to undertake a study of mercury and carbon dioxide emissions in North Carolina. Progress Energy cannot predict the future regulatory interpretation, implementation or impact of this new law.

          On June 14, 2002, the NCUC approved modification of CP&L's ongoing accelerated cost recovery of its nuclear generating assets. Effective January 1, 2003, the NCUC will no longer require a minimum annual depreciation. The aggregate minimum and maximum amounts of accelerated depreciation, $415 million and $585 million respectively, are unchanged from the original NCUC order. The date by which the minimum amount must be depreciated was extended from December 31, 2004 to December 31, 2009. The aggregate minimum and maximum of $115 million and $165 million established for accelerated cost recovery by the SCPSC is unaffected by the NCUC order and will be completed by December 31, 2004.

          Franchise Taxes
          ---------------

          CP&L, like other electric power companies in North Carolina, pays a franchise tax levied by the State pursuant to North Carolina General Statutes Section 105-116, a state-level annual franchise tax (State Franchise Tax). Part of the revenue generated by the State Franchise Tax is required by North Carolina General Statutes Section 105-116.1(b) to be distributed to North Carolina cities in which CP&L maintains facilities. CP&L has paid and continues to pay the State Franchise Tax to the state when such taxes are due. However, pursuant to an Executive Order issued on February 5, 2002, by the Governor of North Carolina, the Secretary of Revenue withheld distributions of State Franchise Tax revenues to cities for two quarters of fiscal year 2001-2002 in an effort to balance the state's budget.

          In response to the state's failure to distribute the State Franchise Tax proceeds, certain cities in which CP&L maintains facilities adopted municipal franchise tax ordinances purporting to impose on CP&L a local franchise tax. The local taxes are intended to be collected for as long as the state withholds distribution of the State Franchise Tax proceeds from the cities. The first local tax payments would be due August 15, 2002. On August 2, 2002, CP&L filed a lawsuit against the cities seeking to enjoin the enforcement of the local taxes and to have the local ordinances struck down because the ordinances are beyond the cities' statutory authority and violate provisions of the North Carolina and United States Constitutions. The Company cannot predict the outcome of this matter.

          Generation Acquisition
          ----------------------

          During February 2002, Progress Ventures, Inc. completed the acquisition of two electric generating projects located in Georgia from LG&E Energy Corp., a subsidiary of Powergen plc. The two projects consist of 1) the Walton project in Monroe, Georgia, a 460 megawatt natural gas-fired plant placed in service in June 2001 and 2) the Washington project in Washington County, Georgia, a planned 600 megawatt natural gas-fired plant expected to be operational by June 2003. The transaction included tolling and power sale agreements with LG&E Energy Marketing, Inc. for both projects through December 31, 2004. The aggregate cash purchase price of approximately $348 million includes approximately $1.7 million of direct transaction costs. See
          Note 2 to the Progress Energy Consolidated Interim Financial Statements for additional information on this acquisition.

          Fuel Acquisition
          ----------------

          On April 26, 2002, Progress Energy finalized the acquisition of Westchester Gas Company, which includes approximately 215 producing natural gas wells, 52 miles of intrastate gas pipeline and 170 miles of gas-gathering systems. The aggregate purchase price of approximately $153 million consisted of cash consideration of approximately $22 million and the issuance of 2.5 million shares of Progress Energy common stock valued at approximately $129 million. The purchase price includes approximately $1.7 million of direct transaction costs. The properties are located within a 25-mile radius of Jonesville, Texas, on the Texas-Louisiana border. This transaction added 140 billion cubic feet (Bcf) of gas reserves to Progress Ventures' growing energy portfolio. See Note 2 to the Progress Energy Consolidated Interim Financial Statements for additional information on this acquisition.

          Synthetic Fuels Tax Credits
          ---------------------------

          Progress Energy, through the Progress Ventures business unit, produces synthetic fuel from coal. The production and sale of the synthetic fuel qualifies for tax credits under Section 29 of the Internal Revenue Code (Section 29) if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel. All of Progress Energy's synthetic fuel facilities have received favorable private letter rulings from the Internal Revenue Service
          (IRS) with respect to their operations. These tax credits are subject to review by the IRS, and if Progress Energy failed to prevail through the administrative or legal process, there could be a significant tax liability owed for previously taken Section 29 credits, with a significant impact on earnings and cash flows. Tax credits for the year ended December 31, 2001 and the six months ended June 30, 2002, were $349.3 million and $175.1 million, respectively, offset by operating losses, net of tax, of $163.8 million and $91.9 million, respectively, for the same periods. One synthetic fuel entity, Colona Synfuel Limited Partnership, L.L.L.P., from which the Company (and Florida Progress prior to its acquisition by the Company) has been allocated approximately $220 million in tax credits to date, is being audited by the IRS. Total Section 29 credits generated to date are approximately $781 million. In management's opinion, Progress Energy is complying with the private letter rulings and all the necessary requirements to be allowed such credits under Section 29 and believes it is likely, although it cannot provide certainty, that it will prevail if challenged by the IRS on any credits taken. The current
          Section 29 tax credit program will expire in 2007.

          Nuclear Matters
          ---------------

          On May 31, 2002, the NRC approved CP&L's request to increase the generating capacity at each of the two units at its Brunswick nuclear power facility. These power uprate projects will be implemented in phases over the next several years. Upon successful completion of these power uprates in 2005, the Brunswick units will have an increase in output totaling approximately 208 MWs.

          In June 2002, CP&L filed a request with the NRC to extend the Robinson Unit No. 2 operating license. The Robinson Unit No. 2 current operating license is scheduled to expire in July 2010. CP&L has requested a 20-year extension of the operating license through July 2030. The Company cannot predict the outcome of this matter.

          Standard Market Design
          ----------------------

          On July 31, 2002, the Federal Energy Regulatory Commission (FERC) issued its Notice of Proposed Rulemaking in Docket No. RM01-12-000, Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). The proposed rules set forth in the SMD NOPR would require, among other things, that 1) all transmission owning utilities transfer control of their transmission facilities to an independent third party; 2) transmission service to bundled retail customers be provided under the FERC-regulated transmission tariff, rather than state-mandated terms and condition; 3) new terms and conditions for transmission service be adopted nationwide, including new provisions for pricing transmission in the event of transmission congestion; 4) new energy markets be established for the buying and selling of electric energy; and 5) load serving entities be required to meet minimum criteria for generating reserves. If adopted as proposed, the rules set forth in the SMD NOPR would materially alter the manner in which transmission and generation services are provided and paid for. Progress Energy is reviewing the SMD NOPR and expects to file comments. Currently, comments are due to be filed on October 14, 2002. FERC also has indicated that it expects to issue final rules during the first quarter of 2003. The Company cannot predict the outcome of this rulemaking or the possible outcome of any further proceedings, including appeals, related to this matter.

          Regional Transmission Organizations
          -----------------------------------

          On June 18, 2002, the GridSouth RTO sponsors (CP&L, Duke Energy and South Carolina Electric and Gas) announced that they will delay filing applications with their state commissions and will suspend the GridSouth implementation project. Postponing the filings will allow GridSouth time to review the effects of state and federal regulatory initiatives that are ongoing and continuing through the end of 2002. GridSouth will determine the appropriate time to file new applications with the state commissions based on the results of these regulatory developments. The Company cannot predict the outcome or impact of this matter.

          Franchise Litigation
          --------------------

          Seven cities, with a total of approximately 59,000 customers, have sued Florida Power in various circuit courts in Florida. The lawsuits principally seek 1) a declaratory judgment that the cities have the right to purchase Florida Power's electric distribution system located within the municipal boundaries of the cities, 2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and 3) injunctive relief requiring Florida Power to continue to collect from Florida Power's customers and remit to the cities, franchise fees during the pending litigation, and as long as Florida Power continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which Florida Power had agreed to collect such fees. Three circuit courts have entered orders requiring arbitration to establish the purchase price of Florida Power's electric distribution facilities within three cities. One appellate court has held that one city has the right to determine the value of Florida Power's facilities within the city through arbitration. To date, no city has attempted to actually exercise the right to purchase any portion of Florida Power's electric distribution system, nor has there been any proceeding to determine the value at which such a purchase could be made. Arbitration in one of the cases is scheduled to occur in the third quarter of 2002. In July 2002, Florida Power reached a settlement with one of the cities and signed a new franchise agreement that includes a purchase option at the end of the 30-year agreement. Progress Energy cannot predict the outcome of these matters.

          Carolina Power & Light Company

          The information required by this item is incorporated herein by reference to the following portions of Progress Energy's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to CP&L: RESULTS OF OPERATIONS; LIQUIDITY AND CAPITAL RESOURCES and OTHER MATTERS.

          RESULTS OF OPERATIONS
          ---------------------

          The results of operations for the CP&L Electric segment are identical between CP&L and Progress Energy. The results of operations for CP&L's non-utility subsidiaries are not material to CP&L's consolidated financial statements.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          During the first six months of 2002, $297.8 million was spent on CP&L's construction program and $10.4 million was spent on diversified business property additions.

          As of June 30, 2002, CP&L's contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2001 Annual Report on Form 10-K.

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

          The Company's exposure to return on marketable securities for the decommissioning trust funds has not changed materially since December 31, 2001. The Company's exposure to market value risk with respect to the CVOs has also not changed materially since December 31, 2001.

          In March 2002,  Progress  Ventures,  Inc. obtained a $440 million bank facility that will be used exclusively for expansion of its non-regulated generation portfolio. In March and June 2002, Progress Ventures, Inc. made draws under this facility of $120 million and $67 million, respectively.

          Progress Ventures, Inc. is required to hedge 75 percent of the amounts outstanding under its bank facility pursuant to the terms of the agreement for expansion of its non-regulated generation portfolio. In May 2002, Progress Ventures, Inc. entered into hedges that included a series of zero cost collars that have been designated as cash flow hedges for accounting purposes. The fair value of these instruments was a $2.1 million liability position at June 30, 2002.

          During March, April and May 2002, Progress Energy converted $1.0 billion of fixed rate debt into variable rate debt by executing interest rate derivative agreements with a total notional amount of $1.0 billion with a group of five banks. Under the terms of the agreements, which were scheduled to mature in 2006 and 2007 and coincide with the maturity dates of the related debt issuances, Progress Energy received a fixed rate and paid a floating rate based on three-month LIBOR. These instruments were designated as fair value hedges for accounting purposes. In June 2002, Progress Energy terminated these agreements. As a result of the agreements, at June 30, 2002, Progress Energy had a debt premium of $21.2 million, which will be amortized and recorded as a reduction to interest expense over the life of the related debt issuances.

          On April 17, 2002, Progress Energy issued $350 million of senior unsecured notes due 2007 with a coupon of 6.05% and $450 million of senior secured notes due 2012 with a coupon of 6.85%. Proceeds from this issuance were used to pay down commercial paper.

          In April, May and June 2002, CP&L entered into a series of Treasury Rate Locks to hedge its exposure to interest rates with regard to a future issuance of fixed-rate debt. These agreements have a computational period of ten years. The fair value of the swaps was a $8.5 million liability position at June 30, 2002. These instruments were designated as cash flow hedges for accounting purposes. The agreements, with a total notional amount of $350 million, were terminated simultaneously with the pricing of the $500 million CP&L senior unsecured notes in July 2002 described above. CP&L realized a $22.5 million hedging loss, which will be amortized and recorded as an adjustment to interest expense over the life of the notes.

          As a result of these issuances, the exposure to changes in interest rates from the Company's fixed rate and variable rate long-term debt at June 30, 2002, has changed from December 31, 2001. The total fixed rate long-term debt at June 30, 2002, was $8.7 billion, with an average interest rate of 6.86% and fair market value of $9.3 billion. The total variable rate long-term debt at June 30, 2002, was $770 million, with an average interest rate of 1.78% and fair market value of $772 million.

          The exposure to changes in interest rates from the Company's commercial paper reclassified as long-term debt, extendible notes and FPC mandatorily redeemable securities of trust at June 30, 2001, was not materially different than at December 31, 2001. In addition, the Company's exposure on the $500 million notional amount of interest rate swap agreements used to hedge its exposure on variable rate debt positions at June 30, 2002, was not materially different than at December 31, 2001. This instrument expired on July 31, 2002.

          Carolina Power & Light Company

          CP&L has certain market risks inherent in its financial instruments, which arise from transactions entered into in the normal course of business. CP&L's primary exposures are changes in interest rates with respect to long-term debt and commercial paper reclassified as long-term debt, and fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds. CP&L's exposure to return on marketable securities for the decommission trust funds has not changed materially since December 31, 2001. The exposure to changes in interest rates from the Company's fixed rate long-term debt, variable rate long-term debt, commercial paper reclassified as long-term debt and extendible notes at June 30, 2002, was not materially different than at December 31, 2001. In addition, CP&L's exposure on the $500 million notional amount of interest rate swap agreements used to hedge its exposure on variable rate debt positions at June 30, 2002, was not materially different than at December 31, 2001. This instrument expired on July 31, 2002.

          In April, May and June 2002, CP&L entered into a series of Treasury Rate Locks to hedge its exposure to interest rates with regard to a future issuance of fixed-rate debt. These agreements have a computational period of ten years. The fair value of the swaps was a $8.5 million liability position at June 30, 2002. These instruments were designated as cash flow hedges for accounting purposes. The agreements, with a total notional amount of $350 million, were terminated simultaneously with the pricing of the $500 million CP&L senior unsecured notes in July 2002 described above. CP&L realized a $22.5 million hedging loss, which will be amortized and recorded as an adjustment to interest expense over the life of the notes.


                           PART II. OTHER INFORMATION

          Item 1.  Legal Proceedings
          -------  -----------------

          Legal aspects of certain  matters are set forth in Part I, Item 1. See
          Note 12 to the Progress Energy, Inc. Consolidated Interim Financial Statements and Note 7 to the CP&L Consolidated Interim Financial Statements.


          Item 2.  Changes in Securities and Use of Proceeds
          ------   -----------------------------------------

          RESTRICTED STOCK AWARDS:

          (a) Securities Delivered. On May 8, 2002 and July 10, 2002, 33,500 and
              ---------------------
          5,200 restricted shares, respectively, of the Company's Common Shares were granted to certain key employees pursuant to the terms of the Company's 2002 Equity Incentive Plan (Plan), which was approved by the Company's shareholders on May 8, 2002. Section 9 of the Plan provides for the granting of Restricted Stock by the Organization and Compensation Committee of the Company's Board of Directors, (the Committee) to key employees of the Company, including its Affiliates or any successor, and to outside directors of the Company. The Common Shares delivered pursuant to the Plan were acquired in market transactions directly for the accounts of the recipients and do not represent newly issued shares of the Company.

          (b) Underwriters and Other  Purchasers.  No underwriters  were used in
              -----------------------------------
          connection with the delivery of Common Shares described above. The Common Shares were delivered to certain key employees of the Company. The Plan defines "key employee" as an officer or other employee of the Company who is selected for participation in the Plan.

          (c)  Consideration.  The Common  Shares were  delivered  to provide an
               --------------
          incentive to the employee recipients to exert their utmost efforts on the Company's behalf and thus enhance the Company's performance while aligning the employee's interest with those of the Company's shareholders.

          (d) Exemption from Registration  Claimed.  The Common Shares described
              -------------------------------------
          in this Item were delivered on the basis of an exemption from registration under Section 4(2) of the Securities Act of 1933. Receipt of the Common Shares required no investment decision on the part of the recipients. All award decisions were made by the Committee, which consists entirely of non-employee directors.

          Item 4.  Submission of Matters to a Vote of Security Holders
          ------   ---------------------------------------------------

          (a) The Annual Meeting of the Shareholders of Progress Energy, Inc. was held on May 8, 2002.

          (b) The meeting involved the election of five Class I directors to serve for three-year terms. Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to management's nominees as listed below, and all nominees were elected.

          (c) The total votes for the election of directors were as follows:

          Class I                            Votes For           Votes Withheld
          ----------------------------------------------------------------------
          (Term Expiring in 2005)

          W. D. Frederick, Jr.               182,706,339             5,161,543
          William O. McCoy                   183,839,158             4,028,724
          John H. Mullin, III                182,923,898             4,943,984
          Carlos A. Saladrigas               182,674,474             5,193,408
          J. Tylee Wilson                    183,747,540             4,120,342

          The Board of Directors' proposal to approve the 2002 Equity Incentive Plan was approved by the shareholders. The number of shares voted for the proposal was 136,616,357, the number of shares voted against the proposal was 16,007,003, and the number of abstaining votes was 3,770,077. The delivered not voted total was 31,474,444 shares.

          Item 6.  Exhibits and Reports on Form 8-K
          ------   --------------------------------

          (a) Exhibits

                None

          (b) Reports on Form 8-K filed during or with respect to the quarter:

                Progress Energy, Inc.

                                  Financial
                    Item          Statements
                  Reported         Included             Date of Event                Date Filed

                     5                No                April 17, 2002             April 22, 2002
                     5                No                April 24, 2002             April 25, 2002
                     9                No                 May 3, 2002                 May 3, 2002
                     9                No                 May 30, 2002               May 30, 2002
                     5                No                August 9, 2002             August 9, 2002


                Carolina Power & Light Company

                                  Financial
                    Item          Statements
                  Reported         Included             Date of Event                Date Filed

                     5               Yes                July 24, 2002               July 24, 2002
                     5                No                July 25, 2002              August 5, 2002


                                   SIGNATURES


          Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PROGRESS ENERGY, INC.
                                           ---------------------
                                           CAROLINA POWER & LIGHT COMPANY
                                           ------------------------------
          Date:  August 13, 2002           (Registrants)


                                           By:  /s/ Peter M. Scott III
                                                --------------------------------
                                           Executive Vice President and
                                           Chief Financial Officer


                                           By:   /s/   Robert  H. Bazemore, Jr.
                                           -------------------------------------
                                           Vice President and Controller
                                           Chief Accounting Officer