Form 10-Q
period 2005-06-30
PROGRESS ENERGY INC; CAROLINA POWER & LIGHT CO
filed 2005-08-05
CIK 1094093, 17797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005


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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether Progress Energy, Inc. (Progress Energy) is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __ -

Indicate by check mark whether Carolina Power & Light Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X -

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date. As of July 31, 2005, each registrant had the following shares of common stock outstanding:

           Registrant                            Description                                Shares
           ----------                            -----------                                ------
Progress Energy                   Common Stock (Without Par Value)                        251,227,350
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

            PROGRESS ENERGY, INC. AND PROGRESS ENERGY CAROLINAS, INC.
                 FORM 10-Q - For the Quarter Ended June 30, 2005



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

 Item 6.  Exhibits

 Signatures

                                GLOSSARY OF TERMS


The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

              TERM                           DEFINITION

 401(k)                         Progress Energy 401(k) Savings and Stock Ownership Plan
 AFUDC                          Allowance for funds used during construction
 the Agreement                  Stipulation and Settlement Agreement related to retail rate matters
 ARO                            Asset retirement obligation
 Bcf                            Billion cubic feet
 Btu                            British thermal unit
 CAIR                           Clean Air Interstate Rule
 CAMR                           Clean Air Mercury Rule
 CCO                            Competitive Commercial Operations business segment
 CERCLA or Superfund            Comprehensive Environmental Response, Compensation and Liability Act of
                                1980, as amended
 The City                       The City of Winter Park, Florida
 Code                           Internal Revenue Code
 Colona                         Colona Synfuel Limited Partnership, LLLP
 the Company                    Progress Energy, Inc. and subsidiaries
 CP&L                           Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.
 CR3                            Crystal River Unit No. 3
 CVO                            Contingent value obligation
 DOE                            United States Department of Energy
 DWM                            North Carolina Department of Environment and Natural Resources, Division of
                                Waste Management
 ECRC                           Environmental Cost Recovery Clause
 EITF                           Emerging Issues Task Force
 EMCs                           Electric Membership Cooperatives
 EPA of 1992                    Energy Policy Act of 1992
 FASB                           Financial Accounting Standards Board
 FDEP                           Florida Department of Environment and Protection
 FERC                           Federal Energy Regulatory Commission
 FIN No. 45                     Financial Accounting Standards Board (FASB) Interpretation No. 45,
                                "Guarantor's Accounting and Disclosure Requirements for Guarantees,
                                Including Indirect Guarantees of Indebtedness of Others"
 FIN No. 46R                    FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities -
                                an Interpretation of ARB No. 51"
 Florida Progress or FPC        Florida Progress Corporation
 FPSC                           Florida Public Service Commission
 Fuels                          Fuels business segment
 GAAP                           Accounting Principles Generally Accepted in the United States of America
 Global                         U.S. Global LLC
 the holding company            Progress Energy Corporate
 IRS                            Internal Revenue Service
 Jackson                        Jackson Electric Membership Corporation
 LIBOR                          London Inter Bank Offering Rate
 MACT                           Maximum Achievable Control Technology
 Medicare Act                   Medicare Prescription Drug, Improvement and Modernization Act of 2003
 MGP                            Manufactured Gas Plant
 MW                             Megawatt
 MWh                            Megawatt-hour
 NCNG                           North Carolina Natural Gas Corporation
 NCUC                           North Carolina Utilities Commission
 NEIL                           Nuclear Electric Insurance Limited
 Norfolk Southern               Norfolk Southern Railway Company
 NOx                            Nitrogen Oxide


 NOx SIP Call                   EPA rule which requires 22
                                states including North Carolina and
                                South Carolina (but excluding Florida)
                                to further reduce nitrogen oxide
                                emissions.
 NRC                            United States Nuclear Regulatory Commission
 Nuclear Waste Act              Nuclear Waste Policy Act of 1982
 NYMEX                          New York Mercantile Exchange
 O&M                            Operation and Maintenance Expense
 OPEB                           Postretirement benefits other than pensions
 PEC                            Progress Energy Carolinas, Inc., formerly referred to as Carolina Power &
                                Light Company
 PEC Electric                   PEC Electric business segment made up of the utility operations and excludes operations of nonregulated subsidiaries
 PEF                            Progress Energy Florida, formerly referred to as Florida Power Corporation
 PESC                           Progress Energy Service Company
 PFA                            IRS Prefiling Agreement
 PLR                            Private Letter Ruling
 Progress Energy                Progress Energy, Inc.
 Progress Fuels                 Progress Fuels Corporation, formerly Electric Fuels Corporation
 Progress Rail                  Progress Rail Services Corporation
 Progress Ventures              Business unit of Progress Energy primarily made up of nonregulated energy generation and marketing activities, as well as gas, coal and synthetic fuel operations
 PRP                            Potentially responsible party, as defined in CERCLA
 PTC                            Progress Telecommunications Corporation
 PT LLC                         Progress Telecom, LLC
 PUHCA                          Public Utility Holding Company Act of 1935, as amended
 PVI                            Progress Energy Ventures, Inc. (formerly referred to as CPL Energy
                                Ventures, Inc.)
 Rail Services                  Rail Services business segment
 RCA                            Revolving credit agreement
 ROE                            Return on Equity
 SCPSC                          Public Service Commission of South Carolina
 SEC                            United States Securities and Exchange Commission
 Section 29                     Section 29 of the Internal Revenue Service Code
 Service Company                Progress Energy Service Company, LLC
 SFAS                           Statement of Financial Accounting Standards
 SFAS No. 5                     Statement of Financial Accounting Standards No. 5, "Accounting for
                                Contingencies"
 SFAS No. 71                    Statement of Financial Accounting Standards No. 71, "Accounting for the
                                Effects of Certain Types of Regulation"
 SFAS No. 109                   Statement of Financial Accounting Standards No. 109, "Accounting for Income
                                Taxes"
 SFAS No. 123R                  Statement of Financial Accounting Standards No. 123R, "Accounting for
                                Stock-Based Compensation"
 SFAS No. 133                   Statement of Financial Accounting Standards No. 133, "Accounting for
                                Derivative and Hedging Activities"
 SFAS No. 138                   Statement of Financial Accounting Standards No. 138, "Accounting for
                                Certain Derivative Instruments and Certain Hedging Activities - An
                                Amendment of FASB Statement No. 133"
 SFAS No. 143                   Statement of Financial Accounting Standards No. 143, "Accounting for Asset
                                Retirement Obligations"
 SFAS No. 148                   Statement of Financial Accounting Standards No. 148, "Accounting for
                                Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB
                                Statement No. 123"
 Smokestacks Act                North Carolina Clean Smokestacks Act enacted in June 2002
 SO2                            Sulfur dioxide
 SRS                            Strategic Resource Solutions Corp.
 STB                            Surface Transportation Board
 the Trust                      FPC Capital I

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

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following: the impact of fluid and complex government laws and regulations, including those relating to the environment; deregulation or restructuring in the electric industry that may result in increased competition and unrecovered (stranded) costs; the uncertainty regarding the timing, creation and structure of regional transmission organizations; weather conditions that directly influence the demand for electricity; the Company's timing of recovery of the costs associated with the four hurricanes that impacted our service territory in 2004 or the ability to recover through the regulatory process other future significant weather events; recurring seasonal fluctuations in demand for electricity; fluctuations in the price of energy commodities and purchased power; economic fluctuations and the corresponding impact on the Company and its subsidiaries' commercial and industrial customers; the ability of the Company's subsidiaries to pay upstream dividends or distributions to it; the impact on the facilities and the businesses of the Company from a terrorist attack; the inherent risks associated with the operation of nuclear facilities, including environmental, health, regulatory and financial risks; the ability to successfully access capital markets on favorable terms; the ability of the Company to maintain its current credit ratings and the impact on the Company's financial condition and ability to meet its cash and other financial obligations in the event its credit ratings are downgraded below investment grade; the impact that increases in leverage may have on the Company; the impact of derivative contracts used in the normal course of business by the Company; investment performance of pension and benefit plans; the Company's ability to control costs, including pension and benefit expense, and achieve its cost management targets for 2007; the availability and use of Internal Revenue Code
Section 29 (Section 29) tax credits by synthetic fuel producers and the Company's continued ability to use Section 29 tax credits related to its coal-based solid synthetic fuel businesses; the impact to the Company's financial condition and performance in the event it is determined the Company is not entitled to previously taken Section 29 tax credits; the impact of the proposed accounting pronouncement regarding uncertain tax positions; the impact that future crude oil prices may have on the value of the Company's Section 29 tax credits; the outcome of Progress Energy Florida's (PEF) rate proceeding in 2005 regarding its future base rates; the Company's ability to manage the risks involved with the operation of its nonregulated plants, including dependence on third parties and related counter-party risks, and a lack of operating history; the Company's ability to manage the risks associated with its energy marketing operations; the outcome of any ongoing or future litigation or similar disputes and the impact of any such outcome or related settlements; and unanticipated changes in operating expenses and capital expenditures. Many of these risks similarly impact the Company's subsidiaries.

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

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              PROGRESS ENERGY, INC.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005

 UNAUDITED CONSOLIDATED STATEMENTS of INCOME

                                                                Three Months Ended        Six Months Ended
                                                                     June 30                   June 30
----------------------------------------------------------------------------------------------------------
(in millions except per share data)                              2005        2004         2005       2004
----------------------------------------------------------------------------------------------------------
Operating revenues
   Utility                                                     $1,768     $ 1,721      $ 3,551    $ 3,406
   Diversified business                                           565         402          980        723
----------------------------------------------------------------------------------------------------------
     Total operating revenues                                   2,333       2,123        4,531      4,129
----------------------------------------------------------------------------------------------------------
Operating expenses
Utility
   Fuel used in electric generation                               529         468        1,079        961
   Purchased power                                                217         219          415        402
   Operation and maintenance                                      543         372          949        735
   Depreciation and amortization                                  207         207          415        409
   Taxes other than on income                                     108         109          225        214
Diversified business
   Cost of sales                                                  539         388          934        699
   Depreciation and amortization                                   43          42           82         83
   Other                                                           31          31           63         61
----------------------------------------------------------------------------------------------------------
       Total operating expenses                                 2,217       1,836        4,162      3,564
----------------------------------------------------------------------------------------------------------
Operating income                                                  116         287          369        565
----------------------------------------------------------------------------------------------------------
Other income (expense)
   Interest income                                                  4           4            8          6
   Other, net                                                      19          (3)          21        (25)
----------------------------------------------------------------------------------------------------------
        Total other income (expense)                               23           1           29        (19)
----------------------------------------------------------------------------------------------------------
Interest charges
   Net interest charges                                           168         157          334        318
   Allowance for borrowed funds used during construction           (4)         (2)          (7)        (3)
----------------------------------------------------------------------------------------------------------
        Total interest charges, net                               164         155          327        315
----------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income tax
   and minority interest                                          (25)        133           71        231
Income tax benefit                                                 22          12           23         14
----------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before minority
   interest                                                        (3)        145           94        245
Minority interest in subsidiaries' loss, net of tax                 9           1           17          -
----------------------------------------------------------------------------------------------------------
Income from continuing operations                                   6         146          111        245
Discontinued operations, net of tax                                (7)          8          (19)        17
----------------------------------------------------------------------------------------------------------
Net (loss) income                                              $   (1)    $   154      $    92    $   262
----------------------------------------------------------------------------------------------------------
Average common shares outstanding                                 246         242          245        242
----------------------------------------------------------------------------------------------------------
Basic earnings per common share
    Income from continuing operations                          $ 0.02     $  0.60      $  0.45    $  1.01
    Discontinued operations, net of tax                         (0.03)       0.03        (0.08)      0.07
    Net (loss) income                                          $(0.01)    $  0.63      $  0.37    $  1.08
----------------------------------------------------------------------------------------------------------
Diluted earnings per common share
    Income from continuing operations                          $ 0.02     $  0.60      $  0.45    $  1.01
    Discontinued operations, net of tax                         (0.03)       0.03        (0.08)      0.07
    Net (loss) income                                          $(0.01)       0.63      $  0.37    $  1.08
----------------------------------------------------------------------------------------------------------
Dividends declared per common share                            $0.590     $ 0.575      $ 1.180    $ 1.150
----------------------------------------------------------------------------------------------------------

 See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.


PROGRESS ENERGY, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in millions)                                                                    June 30        December 31
ASSETS                                                                              2005               2004
------------------------------------------------------------------------------------------------------------
Utility Plant
  Utility plant in service                                                       $22,320           $ 22,103
  Accumulated depreciation                                                        (9,341)            (8,783)
------------------------------------------------------------------------------------------------------------
     Utility plant in service, net                                                12,979             13,320
  Held for future use                                                                  6                 13
  Construction work in progress                                                    1,001                799
  Nuclear fuel, net of amortization                                                  230                231
------------------------------------------------------------------------------------------------------------
     Total utility plant, net                                                     14,216             14,363
------------------------------------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents                                                          141                 56
  Short-term investments                                                              40                 82
  Receivables, net                                                                   995                911
  Inventory                                                                          801                805
  Deferred fuel cost                                                                 231                229
  Deferred income taxes                                                              100                114
  Assets of discontinued operations                                                    -                577
  Prepayments and other current assets                                               235                174
------------------------------------------------------------------------------------------------------------
     Total current assets                                                          2,543              2,948
------------------------------------------------------------------------------------------------------------
Deferred debits and other assets
  Regulatory assets                                                                1,001              1,064
  Nuclear decommissioning trust funds                                              1,081              1,044
  Diversified business property, net                                               1,917              1,838
  Miscellaneous other property and investments                                       502                444
  Goodwill                                                                         3,719              3,719
  Intangibles, net                                                                   321                337
  Other assets and deferred debits                                                   346                262
------------------------------------------------------------------------------------------------------------
     Total deferred debits and other assets                                        8,887              8,708
------------------------------------------------------------------------------------------------------------
           Total assets                                                          $25,646           $ 26,019
------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
------------------------------------------------------------------------------------------------------------
Common stock equity
  Common stock without par value, 500 million shares authorized,
      251 and 247 million shares issued and outstanding, respectively            $ 5,540           $  5,360
  Unearned restricted shares                                                         (16)               (13)
  Unearned ESOP shares                                                               (63)               (76)
  Accumulated other comprehensive loss                                              (113)              (164)
  Retained earnings                                                                2,327              2,526
------------------------------------------------------------------------------------------------------------
     Total common stock equity                                                     7,675              7,633
------------------------------------------------------------------------------------------------------------
Preferred stock of subsidiaries-not subject to mandatory redemption                   93                 93
Minority interest                                                                     41                 36
Long-term debt, affiliate                                                            270                270
Long-term debt, net                                                                9,041              9,251
------------------------------------------------------------------------------------------------------------
     Total capitalization                                                         17,120             17,283
------------------------------------------------------------------------------------------------------------
Current liabilities
  Current portion of long-term debt                                                  848                349
  Accounts payable                                                                   576                630
  Interest accrued                                                                   221                219
  Dividends declared                                                                 147                145
  Short-term obligations                                                             403                684
  Customer deposits                                                                  189                180
  Liabilities of discontinued operations                                               -                152
  Other current liabilities                                                          666                703
------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                     3,050              3,062
------------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities
  Noncurrent income tax liabilities                                                  532                625
  Accumulated deferred investment tax credits                                        170                176
  Regulatory liabilities                                                           2,451              2,654
  Asset retirement obligations                                                     1,229              1,282
  Other liabilities and deferred credits                                           1,094                937
------------------------------------------------------------------------------------------------------------
     Total deferred credits and other liabilities                                  5,476              5,674
------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 14)
------------------------------------------------------------------------------------------------------------
           Total capitalization and liabilities                                  $25,646           $ 26,019
------------------------------------------------------------------------------------------------------------

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements

PROGRESS ENERGY, INC.
UNAUDITED CONSOLIDATED STATEMENTS of CASH FLOWS
----------------------------------------------------------------------------------------------------------
(in millions)
Six Months Ended June 30,                                                           2005           2004
----------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                      $     92          $ 262
Adjustments to reconcile net income to net cash provided by operating activities:
      Discontinued operations, net of tax                                             19            (17)
      Charges for voluntary enhanced retirement program                              158              -
      Depreciation and amortization                                                  556            549
      Deferred income taxes                                                         (132)          (203)
      Investment tax credit                                                           (6)            (6)
      Tax levelization                                                                63             43
      Deferred fuel cost                                                               -             13
      Other adjustments to net income                                                 61             27
      Cash provided (used) by changes in operating assets and liabilities:
         Receivables                                                                 (60)          (138)
         Inventory                                                                   (90)            (2)
         Prepayments and other current assets                                        (27)           (18)
         Accounts payable                                                             76             72
         Other current liabilities                                                   (68)           230
         Regulatory assets and liabilities                                           (59)            10
         Other                                                                        (3)            80
----------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                   580            902
----------------------------------------------------------------------------------------------------------
Investing activities
Gross utility property additions                                                    (539)          (473)
Diversified business property additions                                             (130)           (93)
Nuclear fuel additions                                                               (67)           (47)
Proceeds from sales of subsidiaries and other investments, net of cash
   divested                                                                          436             94
Purchases of short-term investments                                               (2,804)          (651)
Proceeds from sales of short-term investments                                      2,846            853
Other                                                                                (41)           (37)
----------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                     (299)          (354)
----------------------------------------------------------------------------------------------------------
Financing activities
Issuance of common stock                                                             171             59
Issuance of long-term debt                                                           792              1
Net (decrease) increase in short-term indebtedness                                  (281)           624
Retirement of long-term debt                                                        (517)          (865)
Dividends paid on common stock                                                      (289)          (278)
Other                                                                                (42)           (61)
--------------------------------------------------------------------------------------------------------
           Net cash used in financing activities                                    (166)          (520)
----------------------------------------------------------------------------------------------------------
Cash used by discontinued operations:
      Operating activities                                                           (26)            (4)
      Investing activities                                                            (4)            (8)
      Financing activities                                                             -              -
Net increase in cash and cash equivalents                                             85             16
Cash and cash equivalents at beginning of period                                      56             35
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $    141          $  51
----------------------------------------------------------------------------------------------------------

See Notes to Progress Energy, Inc. Consolidated Interim Financial Statements.

PROGRESS ENERGY, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     A. Basis of Presentation

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by GAAP for annual statements, they should be read in conjunction with the audited financial statements for the period ended December 31, 2004, and notes thereto included in Progress Energy's Form 10-K for the year ended December 31, 2004.

     In accordance  with the provisions of Accounting  Principles  Board Opinion
     (APB) No. 28, "Interim Financial Reporting," GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. The intra-period tax allocation, which will have no impact on total year net income, maintains an effective tax rate consistent with the estimated annual effective tax rate. Income tax expense was increased by $60 million and $5 million for the three months ended June 30, 2005 and 2004, respectively. Income tax expense was increased by $63 million and $43 million for the six months ended June 30, 2005 and 2004, respectively. The income tax provisions for the Company differ from amounts computed by applying the Federal statutory tax rate to income before income taxes, primarily due to the recognition of synthetic fuel tax credits.

     PEC and PEF collect from customers certain excise taxes levied by the state or local government upon the customers. PEC and PEF account for excise taxes on a gross basis. For the three months ended June 30, 2005 and 2004, gross receipts tax, franchise taxes and other excise taxes of approximately $58 million and $61 million, respectively, are included in utility revenues and taxes other than on income in the Consolidated Statements of Income. For the six months ended June 30, 2005 and 2004, excise taxes of approximately $114 million for both periods are included in utility revenues and taxes other than on income in the Consolidated Statements of Income.

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

     B. Stock-Based Compensation

     The Company measures compensation expense for stock options as the difference between the market price of its common stock and the exercise price of the option at the grant date. The exercise price at which options are granted by the Company equals the market price at the grant date, and accordingly, no compensation expense has been recognized for stock option grants. For purposes of the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" (SFAS No. 148), the estimated fair value of the Company's stock options is amortized to expense over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period:


     ------------------------------------------------------------------------------  ----------------------
     (in millions except per share data)                       Three Months Ended       Six Months Ended
                                                                    June 30                  June 30
                                                             ----------------------  ----------------------
                                                                  2005      2004          2005       2004
     ------------------------------------------------------------------------------------------------------
     Net (loss) income, as reported                           $    (1)    $  154        $   92     $  262
     Deduct:  Total stock option expense determined under
        fair value method for all awards, net of related tax
        effects                                                     1          3             2          6
     ------------------------------------------------------------------------------------------------------
     Pro forma net (loss) income                              $    (2)    $  151        $   90     $  256
     ------------------------------------------------------------------------------------------------------

     ------------------------------------------------------------------------------------------------------
     Basic earnings per share
       As reported                                            $ (0.01)    $ 0.63        $ 0.37     $ 1.08
       Pro forma                                              $ (0.01)    $ 0.62        $ 0.36     $ 1.06

     Fully diluted earnings per share
       As reported                                            $ (0.01)    $ 0.63        $ 0.37     $ 1.08
       Pro forma                                              $ (0.01)    $ 0.62        $ 0.36     $ 1.05
     ------------------------------------------------------------------------------------------------------

     The Company is planning to begin expensing stock options in the third quarter of 2005 (See Note 2).

     C. Consolidation of Variable Interest Entities

     The Company consolidates all voting interest entities in which it owns a majority voting interest and all variable interest entities for which it is the primary beneficiary in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" (FIN No. 46R). The Company is the primary beneficiary of and consolidates two limited partnerships that qualify for federal affordable housing and historic tax credits under Section 42 of the Internal Revenue Code (Code). As of June 30, 2005, the total assets of the two entities were $38 million, the majority of which are collateral for the entities' obligations and are included in miscellaneous other property and investments in the Consolidated Balance Sheets.

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

     The Company also has interests in several other variable interest entities for which the Company is not the primary beneficiary. These arrangements include investments in approximately 28 limited partnerships, limited liability corporations and venture capital funds and two building leases with special-purpose entities. The aggregate maximum loss exposure at June 30, 2005, that the Company could be required to record in its income statement as a result of these arrangements totals approximately $38 million. The creditors of these variable interest entities do not have recourse to the general credit of the Company in excess of the aggregate maximum loss exposure.

2. IMPACT OF NEW ACCOUNTING STANDARDS

     FASB  EXPOSURE  DRAFT  ON  ACCOUNTING  FOR  UNCERTAIN  TAX  POSITIONS,   AN
     INTERPRETATION OF SFAS NO. 109, "ACCOUNTING FOR INCOME TAXES"

     On July 14, 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft of a proposed interpretation of SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109), that would address the accounting for uncertain tax positions. The proposed interpretation would require that uncertain tax benefits be probable of being sustained in order to record such benefits in the consolidated financial statements. The Company currently accounts for uncertain tax benefits in accordance with SFAS No. 5, "Accounting for Contingencies" (SFAS No.5). Under SFAS No. 5, contingent losses are recorded when it is probable that the tax position will not be sustained and the amount of the disallowance can be reasonably estimated. The exposure draft has a 60-day public comment period ending September 12, 2005. As currently drafted, the proposed interpretation would apply to all uncertain tax positions and be effective for the Company on December 31, 2005.

     As discussed in Note 14, the Internal Revenue Service (IRS) field auditors have recommended that the Section 29 tax credits generated by the Company's Earthco facilities, totaling $1.1 billion through June 30, 2005, be disallowed. The Company disagrees with the field audit team's findings and has requested that the National Office of the IRS review this issue. The Company has not yet determined how the proposed interpretation would impact its various income tax positions, including the status of the Earthco tax credits. Depending on the provisions of the FASB's final interpretation and the Company's facts and circumstances that exist at the date of implementation, including the Company's assessment of the probability of sustaining any currently recorded and future tax benefits, the proposed interpretation could have a material adverse impact on the Company's financial position and results of operations.

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

     As written, SFAS No. 123R had an original effective date of July 1, 2005 for the Company. In April 2005, the SEC delayed the effective date for public companies, which resulted in a required effective date of January 1, 2006 for the Company. The SEC delayed the effective date due to concerns that implementation in mid-year could make compliance more difficult and make comparisons of quarterly reports more difficult. The Company is planning to implement SFAS No. 123R during the third quarter of 2005, effective as of July 1, 2005. The Company will implement the standard using the required modified prospective method. Under that method, the Company will record compensation expense under SFAS No. 123R for all awards it grants after the effective date, and it will record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the effective date. In 2004, the Company made the decision to cease granting stock options and replaced that compensation with alternative forms of compensation. Therefore, the amount of stock option expense expected to be recorded in 2005 is below the amount that would have been recorded if the stock option program had continued. Assuming a July, 1 2005 effective date, the Company expects to record approximately $3 million of pre-tax expense for stock options in 2005.

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

3.   DIVESTITURES

     Progress Rail Divestiture

     On March 24, 2005, the Company completed the sale of Progress Rail to One Equity Partners LLC, a private equity firm unit of J.P. Morgan Chase & Co. Gross cash proceeds from the sale are estimated to be approximately $430 million, consisting of $405 million base proceeds plus an estimated working capital adjustment. Proceeds from the sale were used to reduce debt.

     Based on the estimated gross proceeds associated with the sale of $430 million, the Company recorded an estimated after-tax loss on disposal of $19 million during the six months ended June 30, 2005. The Company anticipates adjustments to the loss on the divestiture during the third quarter of 2005 related to employee benefit settlements and the finalization of the working capital adjustment and other operating estimates.

     The accompanying consolidated interim financial statements have been restated for all periods presented to reflect the operations of Progress Rail as discontinued operations. Interest expense has been allocated to discontinued operations based on the net assets of Progress Rail, assuming a uniform debt-to-equity ratio across the Company's operations. Interest expense allocated for the three months ended June 30, 2004 was $4 million. Interest expense allocated for the six months ended June 30, 2005 and 2004 was $4 million and $8 million, respectively. The Company ceased recording depreciation upon classification of the assets as discontinued operations in February 2005. After-tax depreciation expense recorded by Progress Rail during the three months ended June 30, 2004 was $3 million. After-tax depreciation expense during the six months ended June 30, 2005 and 2004 was $3 million and $5 million, respectively. Results of discontinued operations were as follows:

     ------------------------------------------------------------------------------------------------------
                                                                Three Months Ended      Six Months Ended
                                                                     June 30                 June 30
                                                               --------------------   ---------------------
     (in millions)                                                  2005      2004        2005        2004
     ------------------------------------------------------------------------------------------------------
     Revenues                                                      $  -       $285      $  358      $  524
     ------------------------------------------------------------------------------------------------------
     Earnings before income taxes                                  $  -       $ 14      $    8      $   27
     Income tax expense                                               -          7           3          11
     ------------------------------------------------------------------------------------------------------
     Net earnings from discontinued operations                        -          7           5          16
     ------------------------------------------------------------------------------------------------------
     Estimated loss on disposal of discontinued operations,
        including income tax benefit of $0 and  $14 for the
        three and six months ended June 30, 2005, respectively       (7)         -         (24)          -
     ------------------------------------------------------------------------------------------------------
     (Loss) earnings from discontinued operations                  $ (7)      $  7      $  (19)     $   16
     ------------------------------------------------------------------------------------------------------

     In connection with the sale, Progress Fuels and Progress Energy provided guarantees and indemnifications of certain legal, tax and environmental matters to One Equity Partners, LLC. See discussion of the Company's guarantees at Note 14B. The ultimate resolution of these matters could result in adjustments to the loss on sale in future periods.

     The major balance sheet classes included in assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2004 are as follows:

     --------------------------------------------------------------
     (in millions)
     --------------------------------------------------------------
     Accounts receivable                                      $172
     Inventory                                                 177
     Other current assets                                       15
     Total property, plant and equipment, net                  174
     Total other assets                                         39
     --------------------------------------------------------------
         Assets of discontinued operations                    $577
     --------------------------------------------------------------
     Accounts payable                                         $113
     Accrued expenses                                           39
     --------------------------------------------------------------
         Liabilities of discontinued operations               $152
     --------------------------------------------------------------

     In February 2004, the Company sold the majority of the assets of Railcar Ltd., a subsidiary of Progress Rail, to The Andersons, Inc. for proceeds of approximately $82 million.

     NCNG Divestiture

     In October 2002, the Company announced the Board of Directors' approval to sell North Carolina Natural Gas Corporation (NCNG) and the Company's equity investment in Eastern North Carolina Natural Gas Company to Piedmont Natural Gas Company, Inc. On September 30, 2003, the Company completed the sale. During the three months ended June 30, 2004, the Company recorded an additional gain after taxes of approximately $1 million related to deferred taxes on the loss from the NCNG sale.

     Winter Park Divestiture

     As discussed in Note 5, PEF sold certain electric distribution assets to the City of Winter Park, Florida on June 1, 2005.

4.   ACQUISITIONS

     In May 2005, Winchester Production Company, Ltd., an indirectly wholly owned subsidiary of Progress Fuels Corporation, acquired an interest in approximately 11 natural gas producing wells and proven reserves of approximately 25 billion cubic feet equivalent from a privately-owned company headquartered in Texas. In addition to the natural gas reserves, the transaction also included a 50% interest in the gas gathering systems related to these reserves. The total cash purchase price for the transaction was $46 million.

5.   REGULATORY MATTERS

     PEF Retail Rate Matters

     On July 14, 2005, the Florida Public Service Commission (FPSC) issued an order authorizing PEF to recover $232 million, including interest, of the costs it incurred and previously deferred related to PEF's restoration of power to customers associated with the four hurricanes in 2004. The ruling will allow PEF to include a charge of approximately $3.27 on the average residential monthly customer bill beginning August 1, 2005. The ruling by the FPSC approved the majority of the Company's request with two exceptions: the reclassification of $8 million from operation and maintenance expense (O&M) to utility plant and reclassification of $17 million as normal O&M expense. As a result of these adjustments, approximately $17 million was charged to O&M expense in June 2005, representing the retail portion of these adjustments.

     The amount included in the original petition requesting recovery of $252 million in November 2004 was an estimate, as actual total costs were not known at that time. The Company currently estimates that it has incurred an additional $18 million in costs in excess of the amount requested in the petition. The difference between the actual costs and the amount requested will be trued-up in September 2005, subject to FPSC approval, and the impact will be included in customer bills beginning January 1, 2006.

     On June 1, 2005, Florida Governor Jeb Bush signed into law a bill that would allow utilities to petition the FPSC to use securitized bonds to recover storm related costs. PEF intends to ask the FPSC for approval to issue securitized debt. This arrangement would benefit the Company by providing immediate cash recovery of the hurricane costs and would benefit the customer by providing a longer recovery period, which would reduce the price impact on monthly bills. Assuming FPSC approval, PEF expects the process to take six to nine months.

     On June 1, 2005, the City of Winter Park, Florida (the City) acquired PEF's electric distribution system that serves the City for approximately $42 million. PEF transferred the distribution system to the City on June 1, 2005 and recognized a pre-tax gain of approximately $25 million on the transaction, which is included in other, net on the Consolidated Statements of Income. This amount is subject to adjustment pending accumulation of the final capital expenditures incurred since arbitration. The Company also recorded a regulatory liability of $8 million for stranded cost revenues which will be amortized to revenues over the next six years in accordance with the provisions of the transfer agreement with the City.

     On April 29, 2005, PEF submitted minimum filing requirements, based on a 2006 projected test year, to initiate a base rate proceeding regarding its future base rates. In its filing, PEF has requested a $206 million annual increase in base rates effective January 1, 2006. PEF's request for an increase in base rates reflects an increase in operational costs with (i) the addition of Hines 2 generation facility into base rates rather than the Fuel Clause as was permitted under the terms of existing Stipulation and Settlement Agreement (the Agreement), (ii) completion of the Hines 3 generation facility, (iii) the need, in light of recent history, to replenish PEF's depleted storm reserve on a going-forward basis by adjusting the annual accrual, (iv) the expected infrastructure investment necessary to meet high customer expectations, coupled with the demands placed on PEF's system due to strong customer growth, (v) significant additional costs including increased depreciation and fossil dismantlement expenses and (vi) general inflationary pressures.

     Hearings on the base rate proceeding are scheduled for September 7 through September 16, 2005, and a final decision is expected by the end of 2005. Although the Company cannot predict the outcome of this matter, an adverse outcome could negatively impact the Company's and PEF's financial condition and results of operations.

     The FPSC requires that PEF perform a depreciation study no less than every four years. PEF filed a depreciation study with the FPSC on April 29, 2005, as part of the Company's base rate filing, which will increase depreciation expense by $14 million beginning in 2006 if approved by the FPSC. The Company cannot predict the outcome or impact of this matter. PEF reduced its estimated removal costs to take into account the estimates used in the depreciation study. This resulted in a downward revision in the PEF estimated removal costs, a component of regulatory liabilities, and equal increase in accumulated depreciation of approximately $401 million.

     The FPSC requires that PEF update its cost estimate for fossil plant dismantlement every four years. PEF filed an updated fossil dismantlement study with the FPSC on April 29, 2005, as part of the Company's base rate filing. The new study calls for an increase in the annual accrual of $10 million beginning in 2006. PEF's retail reserve for fossil plant dismantlement was approximately $133 million at June 30, 2005. Retail accruals on PEF's reserves for fossil plant dismantlement were previously suspended through December 2005 under the terms of PEF's existing Agreement. The Company cannot predict the outcome or impact of this matter.

     The FPSC requires that PEF update its cost estimate for nuclear decommissioning every five years. PEF filed a new site-specific estimate of decommissioning costs for the Crystal River Nuclear Plant Unit No. 3 (CR3) with the FPSC on April 29, 2005 as part of the Company's base rate filing. PEF's estimate is based on prompt decommissioning. The estimate, in 2005 dollars, is $614 million and is subject to change based on a variety of factors including, but not limited to, cost escalation, changes in technology applicable to nuclear decommissioning and changes in federal, state or local regulations. The cost estimate excludes the portion attributable to other co-owners of CR3. The NRC operating license held by PEF for CR3 currently expires in December 2016. An application to extend this license 20 years is expected to be submitted in the first quarter of 2009. As part of this new estimate and assumed license extension, PEF reduced its ARO liability by approximately $88 million. Retail accruals on PEF's reserves for nuclear decommissioning were previously suspended through December 2005 under the terms of the Agreement and the new study supports a continuation of that suspension. The Company cannot predict the outcome or impact of this matter.

     PEC Retail Rate Matters

     On April 27, 2005, PEC filed for an increase in the fuel rate charged to its South Carolina retail customers with the Public Service Commission of South Carolina (SCPSC). PEC requested the increase for underrecovered fuel costs for the previous 15 months and to meet future expected fuel costs. On June 23, 2005, the SCPSC approved a settlement agreement filed jointly by PEC and all other parties to the proceeding. The settlement agreement levelizes the collection of underrecovered fuel costs over a three-year period ending June 30, 2008, and allows PEC to charge and recover carrying costs on the monthly unpaid balance, beginning July 1, 2006, at an interest rate of 6% compounded annually. An annual increase of $55 million, or 12 percent, in PEC's rates was effective July 1, 2005.

     On June 3, 2005, PEC filed for an increase in the fuel rate charged to its North Carolina retail customers with the North Carolina Utilities Commission (NCUC). PEC asked the NCUC to approve a $276 million, or 11 percent, increase in rates. PEC requested the increase for underrecovered fuel costs for the previous 12 months and to meet future expected fuel costs. If approved, the increase would take effect October 1, 2005.

     On July 25, 2005, PEC, the NCUC Public Staff and the Carolina Industrial Group for Fair Utility Rates jointly filed a proposed settlement agreement with the NCUC to resolve issues concerning PEC's 2005 North Carolina fuel adjustment proceeding. Other intervening parties to the fuel proceeding have not agreed to the proposed settlement. The settlement proposes that PEC collect all of its fuel cost undercollections that occurred during the test year ended March 31, 2005 over a one-year period beginning October 1, 2005. Under the proposed settlement, PEC agreed to reduce its proposed billing increment designed to collect future fuel costs in order to address customer concerns regarding the magnitude of the proposed increase. In recognition of the likely undercollection that will result during the year ending September 30, 2006, PEC would be allowed to calculate and collect interest at 6% on the difference between its collection factor in the original request to the NCUC and the factor included in the proposed settlement agreement until such amounts have been collected. Hearings on this matter are scheduled for August 2005 with an order due in September 2005. If approved, the increase would take effect October 1, 2005. The Company cannot predict the outcome of this matter.

6.   EQUITY AND COMPREHENSIVE INCOME

     A. Earnings Per Common Share

     A  reconciliation   of  the   weighted-average   number  of  common  shares
     outstanding for basic and dilutive earnings per share purposes is as follows:

     ---------------------------------------------------------------------------------------------------
                                                    Three Months Ended             Six Months Ended
     (in millions)                                        June 30                      June 30
                                                 -------------------------    --------------------------
                                                    2005          2004            2005         2004
     ---------------------------------------------------------------------------------------------------
     Weighted-average common shares - basic          246           242             245          242
     Restricted stock awards                           1             1               1            1
     ---------------------------------------------------------------------------------------------------
     Weighted-average shares - fully dilutive        247           243             246          243
     ---------------------------------------------------------------------------------------------------

     B. Comprehensive Income

     ---------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                             June 30
                                                                     -----------------------
     (in millions)                                                         2005      2004
     ---------------------------------------------------------------------------------------
     Net (loss) income                                                  $    (1)    $  154
     Other comprehensive income (loss):
       Reclassification adjustments included in net income:
         Change in cash flow hedges (net of tax expense of
           $2 and $3, respectively)                                           3         4
       Changes in net unrealized gains on cash flow hedges
         (net of tax expense of $26 and $0, respectively)                    44         2
       Foreign currency translation adjustment and other                     (1)       (1)
     ---------------------------------------------------------------------------------------
             Other comprehensive income                                 $    46     $   5
     ---------------------------------------------------------------------------------------
       Comprehensive income                                             $    45     $ 159
     ---------------------------------------------------------------------------------------

                                       15


      ---------------------------------------------------------------------------------------
                                                                          Six Months Ended
                                                                              June 30
                                                                      -----------------------
      (in millions)                                                         2005       2004
      ---------------------------------------------------------------------------------------
      Net income                                                         $    92     $  262
      Other comprehensive income (loss):
        Reclassification adjustments included in net income:
          Change in cash flow hedges (net of tax expense of
            $3 and $5, respectively)                                           5          8
          Foreign currency translation adjustments included in
            discontinued operations                                           (6)         -
          Minimum pension liability adjustment included in
            discontinued operations (net of tax expense of $1)                 1          -
        Changes in net unrealized gains (losses) on cash flow hedges
            (net of tax expense (benefit) of $31 and ($8),respectively)       50        (15)
        Foreign currency translation adjustment and other                      1          1
      ---------------------------------------------------------------------------------------
              Other comprehensive income (loss)                          $    51     $   (6)
      ---------------------------------------------------------------------------------------
        Comprehensive income                                             $   143     $  256
      ---------------------------------------------------------------------------------------

     C. Common Stock

     At December 31, 2004, the Company had approximately 63 million shares of common stock authorized by the Board of Directors that remained unissued and reserved. In 2002, the Board of Directors authorized meeting the requirements of the Progress Energy 401(k) Savings and Stock Ownership Plan and the Investor Plus Stock Purchase Plan with original issue shares. For the three and six months ended June 30, 2005, the Company issued approximately 2.6 million shares and 3.9 million shares, respectively, under these plans for net proceeds of approximately $111 million and $169 million, respectively.

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

     On January 31, 2005, Progress Energy, Inc. entered into a new $600 million RCA, which was to expire on December 30, 2005. This facility was added to provide additional liquidity, to the extent necessary, during 2005 due in part to the uncertainty of the timing of storm restoration cost recovery from the hurricanes in Florida during 2004. On February 4, 2005, $300 million was drawn under the new facility to reduce commercial paper and pay off the remaining amount of loans outstanding under other RCA facilities, which consisted of $160 million at Progress Energy and $55 million at PEF. As discussed below, the maximum size of this RCA was reduced to $300 million on March 22, 2005 and subsequently terminated on May 16, 2005.

     On March 22, 2005, PEC issued $300 million of First Mortgage Bonds, 5.15% Series due 2015, and $200 million of First Mortgage Bonds, 5.70% Series due 2035. The net proceeds from the sale of the bonds were used to pay at maturity $300 million of PEC's 7.50% Senior Notes on April 1, 2005 and reduce the outstanding balance of PEC's commercial paper. Pursuant to the terms of the Progress Energy $600 million RCA, commitments were reduced to $300 million, effective March 22, 2005.

     In March 2005, Progress Energy, Inc.'s $1.1 billion five-year credit facility was amended to increase the maximum total debt to total capital ratio from 65% to 68% due to the potential impacts of a proposed interpretation of SFAS No. 109 regarding accounting rules for uncertain tax positions (See Note 2).

     On March 28, 2005, PEF entered into a new $450 million five-year RCA with a syndication of financial institutions. The RCA will be used to provide liquidity support for PEF's issuances of commercial paper and other short-term obligations. The RCA will expire on March 28, 2010. The new $450 million RCA replaced PEF's $200 million three-year RCA and $200 million 364-day RCA, which were each terminated effective March 28, 2005. Fees and interest rates under the $450 million RCA are to be determined based upon the credit rating of PEF's long-term unsecured senior non-credit enhanced debt, currently rated as A3 by Moody's Investor Services (Moody's) and BBB by Standard and Poor's (S&P). The RCA includes a defined maximum total debt to capital ratio of 65%. The RCA also contains various cross-default and other acceleration provisions, including a cross-default provision for defaults of indebtedness in excess of $35 million. The RCA does not include a material adverse change representation for borrowings or a financial covenant for interest coverage, which had been provisions in the terminated agreements.

     On March 28, 2005, PEC entered into a new $450 million five-year RCA with a syndication of financial institutions. The RCA will be used to provide liquidity support for PEC's issuances of commercial paper and other short-term obligations. The RCA will expire on June 28, 2010. The new $450 million RCA replaced PEC's $285 million three-year RCA and $165 million 364-day RCA, which were each terminated effective March 28, 2005. Fees and interest rates under the $450 million RCA are to be determined based upon the credit rating of PEC's long-term unsecured senior non-credit enhanced debt, currently rated as Baa1 by Moody's and BBB by S&P. The RCA includes a defined maximum total debt to capital ratio of 65%. The RCA also contains various cross-default and other acceleration provisions, including a cross-default provision for defaults of indebtedness in excess of $35 million. The RCA does not include a material adverse change representation for borrowings, which had been a provision in the terminated agreements.

     In May 2005, Progress Energy, Inc. used proceeds from the issuance of commercial paper to pay off $300 million of its $600 million RCA.

     On May 16, 2005, PEF issued $300 million of First Mortgage Bonds, 4.50% Series due 2010. The net proceeds from the sale of the bonds were used to reduce the outstanding balance of commercial paper. Pursuant to the terms of the Progress Energy $600 million RCA, commitments were completely reduced and the RCA was terminated, effective May 16, 2005.

     On July 1, 2005, PEF paid at maturity $45 million of its 6.72% Medium-Term Notes, Series B with short-term debt proceeds.

     On July 28, 2005, PEC filed a shelf registration statement with the SEC to provide an additional $1.0 billion of capacity in addition to the $400 million remaining on PEC's current shelf registration statement. The shelf registration statement will allow PEC to issue various securities, including First Mortgage Bonds, Senior Notes, Debt Securities and Preferred Stock.

     On July 28, 2005, PEF filed a shelf registration statement with the SEC to provide an additional $1.0 billion of capacity in addition to the $450 million remaining on PEF's current shelf registration statement. The shelf registration statement will allow PEF to issue various securities, including First Mortgage Bonds, Debt Securities and Preferred Stock.

8.   BENEFIT PLANS

     The Company and some of its subsidiaries have a noncontributory defined benefit retirement (pension) plan for substantially all full-time employees. The Company also has supplementary defined benefit pension plans that provide benefits to higher-level employees. In addition to pension benefits, the Company and some of its subsidiaries provide contributory other postretirement benefits (OPEB), including certain health care and life insurance benefits, for retired employees who meet specified criteria. The components of the net periodic benefit cost for the three and six months ended June 30 are:


                                                                                Other Postretirement
                                                      Pension Benefits                Benefits
     Three Months Ended June 30                    -----------------------     -----------------------
     (in millions)                                     2005        2004            2005        2004
                                                   -----------------------     -----------------------
     Service cost                                  $    15       $   13          $    3     $     4
     Interest cost                                      29           28               8           8
     Expected return on plan assets                    (37)         (37)             (1)         (1)
     Amortization of actuarial loss                      6            5               1           1
     Other amortization, net                             1            -               -           1
                                                    ----------------------     -----------------------
     Net periodic cost                             $    14       $    9         $    11     $    13
     Additional cost / (benefit) recognition (a)        (4)          (4)              1           1
                                                    ----------------------     -----------------------
     Net periodic cost recognized                  $    10   $        5         $    12     $    14
                                                    ======================     ======================

                                                                                Other Postretirement
                                                       Pension Benefits                Benefits
     Six Months Ended June 30                      -----------------------     -----------------------
     (in millions)                                       2005        2004            2005        2004
                                                   -----------------------     -----------------------
     Service cost                                  $    30       $   27         $     6     $     8
     Interest cost                                      57           55              16          17
     Expected return on plan assets                    (73)         (75)             (3)         (2)
     Amortization of actuarial loss                     12           11               2           2
     Other amortization, net                             1            -               1           1
                                                   -----------------------     ------------------------
     Net periodic cost                             $    27   $       18         $    22     $    26
     Additional cost / (benefit) recognition (a)        (8)          (8)              1           1
                                                  -----------------------      ------------------------
     Net periodic cost recognized                  $    19   $       10         $    23     $    27
                                                  =======================      ========================


    (a) Relates to the acquisition of FPC. See Note 17B of Progress Energy's Form 10-K for year ended December 31, 2004.

     In addition, in the second quarter of 2005 the Company recorded costs for special termination benefits related to its voluntary enhanced retirement program (see Note 10) of approximately $122 million for pension benefits and $19 million for other postretirement benefits. These charges resulted in a $37 million decrease in prepaid pension assets, which is included in other assets and deferred debits, and a $104 million increase in pension and OPEB liabilities, which are included in other liabilities and deferred credits on the Consolidated Balance Sheets.

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

     A. Commodity Derivatives

     General

     Most of the Company's commodity contracts are not derivatives pursuant to SFAS No. 133, "Accounting for Derivative and Hedging Activities" (SFAS No.
     133) or qualify as normal purchases or sales pursuant to SFAS No. 133. Therefore, such contracts are not recorded at fair value.

     In 2003, PEC recorded a $38 million pre-tax ($23 million after-tax) fair value loss transition adjustment pursuant to the provisions of DIG Issue C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature." The related liability is being amortized to earnings over the term of the related contract (See Note 12). As of June 30, 2005 and December 31, 2004, the remaining liability was $23 million and $26 million, respectively.

     Economic Derivatives

     Derivative products, primarily electricity and natural gas contracts, may be entered into from time to time for economic hedging purposes. While management believes the economic hedges mitigate exposures to fluctuations in commodity prices, these instruments are not designated as hedges for accounting purposes and are monitored consistent with trading positions. The Company manages open positions with strict policies that limit its exposure to market risk and require daily reporting to management of potential financial exposures. The Company recorded pre-tax losses of less than $1 million and $2 million on such contracts for the three months ended June 30, 2005 and 2004, respectively. The Company recorded a $2 million pre-tax gain and a $14 million pre-tax loss on such contracts for the six months ended June 30, 2005 and 2004, respectively. The Company did not have material outstanding positions in such contracts as of June 30, 2005 and December 31, 2004, other than those receiving regulatory accounting treatment, as discussed below.

     PEF has derivative instruments related to its exposure to price fluctuations on fuel oil purchases. These instruments receive regulatory accounting treatment. Unrealized gains and losses are recorded in regulatory liabilities and regulatory assets, respectively. As of June 30, 2005, the fair values of these instruments were a $60 million short-term derivative asset position included in other current assets and a $22 million long-term derivative asset position included in other assets and deferred debits. As of December 31, 2004, the fair values of these instruments were a $2 million long-term derivative asset position included in other assets and deferred debits and a $5 million short-term derivative liability position included in other current liabilities.

     Cash Flow Hedges

     Progress Energy's nonregulated subsidiaries designate a portion of commodity derivative instruments as cash flow hedges under SFAS No. 133. The objective for holding these instruments is to hedge exposure to market risk associated with fluctuations in the price of natural gas for the Company's forecasted purchases and sales. Realized gains and losses are recorded net in operating revenues or operating expenses, as appropriate. The ineffective portion of commodity cash flow hedges for the three and six months ending June 30, 2005 and 2004, was not material to the Company's results of operations.

     The fair values of commodity cash flow hedges as of June 30, 2005 and December 31, 2004, were as follows:

     --------------------------------------------------------------
     (in millions)                      June 30,      December 31,
                                            2005              2004
     --------------------------------------------------------------
     Fair value of assets                $ 96             $   -
     Fair value of liabilities            (24)              (15)
     --------------------------------------------------------------
     Fair value, net                     $ 72             $ (15)
     --------------------------------------------------------------

     The following table presents selected information related to the Company's commodity cash flow hedges as of June 30, 2005:

    ---------------------------------------------------------------------------
                                     Accumulated Other      Portion Expected to
                                       Comprehensive        be Reclassified to
       (term in years/     Maximum  Income/(Loss), net of   Earnings during the
     millions of dollars)  Term(a)          tax             Next 12 Months(b)
    ---------------------------------------------------------------------------

     Commodity cash flow
        hedges                10            $ 44                  $ (9)
    ---------------------------------------------------------------------------

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

     B. Interest Rate Derivatives - Fair Value or Cash Flow Hedges

     The Company uses cash flow hedging strategies to reduce exposure to changes in cash flow due to fluctuating interest rates. The Company uses fair value hedging strategies to reduce exposure to changes in fair value due to interest rate changes. The notional amounts of interest rate derivatives are not exchanged and do not represent exposure to credit loss. In the event of default by the counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

     The fair values of interest rate hedges as of June 30, 2005 and December 31, 2004, were as follows:

     --------------------------------------------------------------------
                                                June 30,   December 31,
     (in millions)                                 2005          2004
     --------------------------------------------------------------------
     Interest rate cash flow hedges              $ (3)          $(2)

     Interest rate fair value hedges             $  2           $ 3

     --------------------------------------------------------------------

     Cash Flow Hedges

     Gains and losses from cash flow hedges are recorded in OCI and amounts reclassified to earnings are included in net interest charges as the hedged transactions occur. Amounts in OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The ineffective portion of interest rate cash flow hedges for the three and six months ending June 30, 2005 and 2004, was not material to the Company's results of operations.

     The following table presents selected information related to the Company's interest rate cash flow hedges included in OCI as of June 30, 2005:

      -----------------------------------------------------------------------------
                                         Accumulated Other     Portion Expected to
                                           Comprehensive        be Reclassified to
         (term in years/     Maximum   Income/(Loss), net of   Earnings during the
       millions of dollars)   Term            tax(a)           Next 12 Months(b)
      -----------------------------------------------------------------------------
      -----------------------------------------------------------------------------

        Interest rate cash  Less than
           flow hedges         one            $ (17)                $ (3)
      -----------------------------------------------------------------------------

     (a)  Includes amounts related to terminated hedges.
     (b) Actual amounts that will be reclassified to earnings may vary from the expected amounts presented above as a result of changes in interest rates.

     As of June 30, 2005 and December 31, 2004, the Company had $300 million notional and $331 million notional, respectively, of interest rate cash flow hedges.

     Fair Value Hedges

     For interest rate fair value hedges, the change in the fair value of the hedging derivative is recorded in net interest charges and is offset by the change in the fair value of the hedged item. As of June 30, 2005 and December 31, 2004, the Company had $150 million notional of interest rate fair value hedges.

10.  SEVERANCE COSTS

     On February 28, 2005, as part of a previously announced cost management initiative, the Company approved a workforce restructuring which is expected to be completed in September 2005 and result in a reduction of approximately 450 positions. The cost management initiative is designed to permanently reduce by $75 million to $100 million the projected growth in the Company's annual O&M expenses by the end of 2007. In addition to the workforce restructuring, the cost management initiative included a voluntary enhanced retirement program. In connection with this initiative, the Company incurred approximately $176 million of pre-tax charges for severance and postretirement benefits during the six months ended June 30, 2005, as described below.

     The Company recorded $31 million of severance expense during the first quarter of 2005 for the workforce restructuring and implementation of an automated meter reading initiative at PEF. The workforce restructuring expense was computed based on the approximate number of positions to be eliminated. During the second quarter of 2005, 1,447 employees eligible for participation in the voluntary enhanced retirement program elected to participate. Consequently, in the second quarter of 2005, the Company decreased its estimated severance costs by $13 million due to the impact of the employees electing participation in the voluntary enhanced retirement program. The severance expenses are primarily included in O&M expense on the Consolidated Statements of Income.

     The accrued severance expense will be paid over time. The activity in the severance liability is as follows:

     ------------------------------------------------------------
     (in millions)
     ------------------------------------------------------------
     Balance as of January 1, 2005                           $ 5
     Severance costs accrued                                  31
     Adjustments                                             (13)
     Payments                                                 (2)
     ------------------------------------------------------------
     Balance as of June 30, 2005                             $21
     ------------------------------------------------------------

     The Company recorded a $141 million charge in the second quarter of 2005 related to postretirement benefits that will be paid over time to eligible employees who elected to participate in the voluntary enhanced retirement program (see Note 8). In addition, the Company recorded a $17 million charge for early retirement incentives to be paid over time to certain employees.

     The cost management initiative charges are subject to revision in future quarters based on completion of the workforce restructuring and the potential additional impacts that the early retirements and outplacements may have on the Company's postretirement plans. Such revisions may be significant and may adversely impact the Company's results of operations in future periods. In addition, the Company expects to incur certain incremental costs for recruiting and staff augmentation activities that cannot be quantified at this time.

11.  FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The  Company's  reportable  segments  include:  Progress  Energy  Carolinas
     Electric  (PEC  Electric),   Progress  Energy  Florida  (PEF),  Competitive
     Commercial Operations (CCO), Fuels and Synthetic Fuels.

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

     Fuels is engaged in natural gas production in Texas and Louisiana, coal mining, coal terminal services and fuel transportation and delivery in Kentucky, West Virginia and Virginia.

     CCO is primarily engaged in nonregulated electric generation operations and marketing activities in Georgia, North Carolina and Florida.

     Synthetic Fuel operations include the production and sale of coal-based solid synthetic fuel (as defined under the Internal Revenue Code) and the operation of synthetic fuel facilities for outside parties in West Virginia, Virginia and Kentucky. See Note 14 for more information.

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

     Prior to 2005, Rail Services was reported as a separate segment. In connection with the divestiture of Progress Rail (see Note 3), the operations of Rail Services were reclassified to discontinued operations in the first quarter of 2005 and therefore are not included in the results from continuing operations during the periods reported. In addition, Synthetic Fuel activities were reported in the Fuels segment prior to 2005 and now are considered a separate reportable segment. These reportable segment changes reflect the current reporting structure. For comparative purposes, the prior year results have been restated to conform to the current presentation.


     -------------------------------------------------------------------------- --------------------------
                                             Revenues
                                -----------------------------------

                                                                       Postretirement   Income
                                                                            and          from
                                                                         Severance     Continuing
      (in millions)                Unaffiliated  Intersegment  Total      Charges      Operations   Assets
     -----------------------------------------------------------------------------------------------------
     FOR THE THREE MONTHS
     ENDED JUNE 30, 2005
     --------------------------
     PEC Electric                   $   860         $   -     $  860      $   46        $  68      $ 10,830
     PEF                                908             -        908          93           10         7,742
     Fuels                              178           335        513           4           12           813
     CCO                                158             -        158           1           (3)        1,755
     Synthetic Fuels                    213             -        213           -           23           290
     Corporate and Other                 16           126        142           1         (104)       17,456
     Eliminations                         -          (461)      (461)          -            -       (13,240)
     ------------------------------------------------------------------------------------------------------
     Consolidated totals            $ 2,333         $   -     $2,333      $  145        $   6      $ 25,646
     ------------------------------------------------------------------------------------------------------
     ------------------------------------------------------------------------------------------------------
     FOR THE THREE MONTHS
     ENDED JUNE 30, 2004
     --------------------------
     PEC Electric                   $   861         $   -     $  861      $    5        $  97
     PEF                                860             -        860           -           84
     Fuels                              146           273        419           -           17
     CCO                                 72             -         72           -            5
     Synthetic Fuels                    161             2        163           -           36
     Corporate and Other                 23           104        127           -          (93)
     Eliminations                         -          (379)      (379)          -            -
     -----------------------------------------------------------------------------------------
     Consolidated totals            $ 2,123         $   -     $2,123      $    5        $ 146
     -----------------------------------------------------------------------------------------


     -------------------------------------------------------------------------- --------------------------
                                             Revenues
                                -----------------------------------

                                                                       Postretirement   Income
                                                                            and          from
                                                                         Severance     Continuing
      (in millions)                Unaffiliated  Intersegment  Total      Charges      Operations   Assets
     -----------------------------------------------------------------------------------------------------
     FOR THE SIX
     MONTHS ENDED
     JUNE 30, 2005
     --------------------------
     PEC Electric                   $ 1,795         $   -     $1,795      $   60        $ 184      $ 10,830
     PEF                              1,756             -      1,756         107           53         7,742
     Fuels                              314           642        956           6           23           813
     CCO                                222             -        222           2           (9)        1,755
     Synthetic Fuels                    411             -        411           -           22           290
     Corporate and Other                 33           227        260           1         (162)       17,456
     Eliminations                         -          (869)      (869)          -            -       (13,240)
     ------------------------------------------------------------------------------------------------------
     Consolidated totals            $ 4,531         $   -     $4,531      $  176        $ 111      $ 25,646
     ------------------------------------------------------------------------------------------------------

    -------------------------------------------------------------------------------------------------------
     FOR THE SIX
     MONTHS ENDED
     JUNE 30, 2004
     --------------------------
     PEC Electric                   $ 1,762         $   -     $1,762      $    5        $ 213
     PEF                              1,644             -      1,644           1          133
     Fuels                              252           539        791           -           27
     CCO                                105             -        105           -           (3)
     Synthetic Fuels                    326             6        332           -           72
     Corporate and Other                 40           201        241           -         (197)
     Eliminations                         -          (746)      (746)          -            -
     ----------------------------------------------------------------------------------------------
     Consolidated totals            $ 4,129         $   -     $4,129      $    6        $ 245
     ----------------------------------------------------------------------------------------------

12.  OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income and other income and expense items as discussed below. The components of other, net as shown on the accompanying Consolidated Statements of Income are as follows:

     ---------------------------------------------------------------------------------------
                                                       Three Months Ended   Six Months Ended
                                                             June 30             June 30
                                                      -------------------   ----------------
     (in millions)                                        2005    2004         2005     2004
     ---------------------------------------------------------------------------------------
     Other income
     Nonregulated energy and delivery services income     $ 11    $  7         $ 17     $ 12
     DIG Issue C20 Amortization (see Note 9)                 2       2            3        4
     Investment gains                                        -       2            3        4
     Income from equity investments                          3       -            5        -
     Gain on sale of distribution assets (see Note 5)       25       -           25        -
     AFUDC equity                                            5       2            9        4
     Other                                                   3       8            8       14
     ---------------------------------------------------------------------------------------
         Total other income                               $ 49    $ 21         $ 70     $ 38
     ---------------------------------------------------------------------------------------
     Other expense
     Nonregulated energy and delivery services
        expenses                                          $  5    $  5         $ 10     $  9
     Donations                                               5       2           11       10
     Investment losses                                       -       3            -        3
     Contingent value obligations unrealized loss            -       5            -       13
     Loss from equity investments                            4       4           10        7
     Write-off of non-trade receivables                      -       -            -        7
     FERC audit settlement                                   7       -            7        -
     Other                                                   9       5           11       14
     ---------------------------------------------------------------------------------------
         Total other expense                              $ 30    $ 24         $ 49     $ 63
     ---------------------------------------------------------------------------------------
     Other, net                                           $ 19    $ (3)        $  21    $(25)
     ---------------------------------------------------------------------------------------

     Nonregulated energy and delivery services include power protection services and mass-market programs (surge protection, appliance services and area light sales) and delivery, transmission and substation work for other utilities.

     FERC audit settlement includes amounts approved by the FERC on May 25, 2005, to settle the FERC Staff's Audit of PEC's and PEF's compliance with the FERC's Standards of Conduct and Code of Conduct. In the settlement, PEC and PEF agreed to make certain operational and organizational changes and to provide their retail and wholesale customers a one-time credit of approximately $7 million which was recorded as other expense in the second quarter of 2005. PEC recorded $4 million of the settlement and PEF recorded the remaining $3 million.

13.  ENVIRONMENTAL MATTERS

     The Company is subject to federal, state and local regulations addressing hazardous and solid waste management, air and water quality and other environmental matters. See Note 22 of the Company's 2004 Annual Report on Form 10-K for a more detailed, historical discussion of these federal, state, and local regulations.

     HAZARDOUS AND SOLID WASTE MANAGEMENT

     The provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), authorize the EPA to require the cleanup of hazardous waste sites. This statute imposes retroactive joint and several liabilities. Some states, including North Carolina and South Carolina and Florida, have similar types of legislation. The Company and its subsidiaries are periodically notified by regulators, including the EPA and various state agencies, of their involvement or potential involvement in sites that may require investigation and/or remediation. There are presently several sites with respect to which the Company has been notified by the EPA, the State of North Carolina or the State of Florida of its potential liability, as described below in greater detail. The Company also is currently in the process of assessing potential costs and exposures at other sites. For all sites, as the assessments are developed and analyzed, the Company will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated. A discussion of sites by legal entity follows.

     Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. PEC and PEF are each potentially responsible parties (PRPs) at several manufactured gas plant (MGP) sites.

     The Company has filed claims with its general liability insurance carriers to recover costs arising from actual or potential environmental liabilities. Almost all claims have been settled and a few are still pending. While the Company cannot predict the outcome of these matters, the outcome is not expected to have a material effect on the consolidated financial position or results of operations.

     PEC

     There are nine former MGP sites and a number of other sites associated with PEC that have required or are anticipated to require investigation and/or remediation.

     During the fourth quarter of 2004, the EPA advised PEC that it had been identified as a PRP at the Ward Transformer site located in Raleigh, North Carolina. The EPA offered PEC and a number of other PRPs the opportunity to negotiate cleanup of the site and reimbursement of less than $2 million to the EPA for EPA's past expenditures in addressing conditions at the site. PEC and other PRP's are in discussions with the EPA to reach an agreement. However, as an agreement among PRPs has not yet been reached, it is not possible at this time to reasonably estimate the total amount of PEC's obligation for remediation of the Ward Transformer site. If an agreement cannot be reached, the EPA could issue a unilateral order requiring cleanup of the site. The Company cannot predict the outcome of this matter.

     As of June 30, 2005 and December 31, 2004, PEC's accruals for probable and estimable costs related to various environmental sites, which are included in other liabilities and deferred credits and are expected to be paid out over one to five years, were:

     --------------------------------------------------------------------------------
     (in millions)                                  June 30, 2005   December 31, 2004
     --------------------------------------------------------------------------------
     Insurance fund                                           $ 4                 $ 7
     Transferred from North Carolina Natural Gas
        Corporation at time of sale                             2                   2
     --------------------------------------------------------------------------------
     Total accrual for environmental sites                    $ 6                 $ 9
     --------------------------------------------------------------------------------

     The insurance fund in the table above was established when PEC received insurance proceeds to address costs associated with environmental liabilities related to its involvement with some sites. All eligible expenses related to these sites are charged against a specific fund containing these proceeds. For the three and six months ended June 30, 2005, PEC made no additional accruals, received no insurance proceeds, and spent approximately $1 million and $3 million, respectively, related to environmental remediation.

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

     PEF

     As of June 30, 2005 and December 31, 2004, PEF's accruals for probable and estimable costs related to various environmental sites, which are included in other liabilities and deferred credits and are expected to be paid out over one to fifteen years, were:

     --------------------------------------------------------------------------------------------
     (in millions)                                               June 30, 2005  December 31, 2004
     --------------------------------------------------------------------------------------------
     Remediation of distribution and substation transformers              $ 22              $ 27
     MGP and other sites                                                    18                18
     --------------------------------------------------------------------------------------------
     Total accrual for environmental sites                                $ 40              $ 45
     --------------------------------------------------------------------------------------------

     PEF has received approval from the FPSC for recovery of costs associated with the remediation of distribution and substation transformers through the Environmental Cost Recovery Clause (ECRC). Under agreements with the Florida Department of Environmental Protection (FDEP), PEF is in the process of examining distribution transformer sites and substation sites for potential equipment integrity issues that could result in the need for mineral oil impacted soil remediation. PEF has reviewed a number of distribution transformer sites and all substation sites. PEF expects to have completed its review of distribution transformer sites by the end of 2007. Should further sites be identified, PEF believes that any estimated costs would also be recovered through the ECRC. For the three and six months ended June 30, 2005, PEF made no additional accruals and spent approximately $3 million and $5 million, respectively, related to the remediation of transformers. PEF has recorded a regulatory asset for the probable recovery of these costs through the ECRC.

     The amounts for MGP and other sites, in the table above, relate to two former MGP sites and other sites associated with PEF that have required or are anticipated to require investigation and/or remediation. In 2004, PEF received approximately $12 million in insurance claim settlement proceeds and recorded a related accrual for associated environmental expenses, as these insurance proceeds are restricted for use in addressing costs associated with environmental liabilities. For the three and six months ended June 30, 2005, PEF made no additional accruals or material expenditures and received no insurance proceeds.

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

     Florida Progress Corporation

     In 2001, FPC established an accrual to address indemnities and retained an environmental liability associated with the sale of its Inland Marine Transportation business. In 2003, the accrual was reduced to $4 million based on a change in estimate. As of June 30, 2005 and December 31, 2004, the remaining accrual balance was approximately $3 million. Expenditures related to this liability were not material to the Company's financial condition for the three and six months ended June 30, 2005. FPC measures its liability for these exposures based on estimable and probable remediation scenarios.

     Certain historical sites are being addressed voluntarily by FPC. An immaterial accrual has been established to address investigation expenses related to these sites. At this time, the Company cannot determine the total costs that may be incurred in connection with these sites.

     Progress Rail

     On March 24, 2005, the Company closed on the sale of its Progress Rail subsidiary. In connection with the sale, the Company incurred indemnity obligations related to certain pre-closing liabilities, including certain environmental matters (see discussion under Guarantees in Note 14B).

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

     The EPA is conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether changes at those facilities were subject to New Source Review (NSR) requirements or New Source Performance Standards under the Clean Air Act. The Company was asked to provide information to the EPA as part of this initiative and cooperated in supplying the requested information. The EPA initiated civil enforcement actions against other unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements calling for expenditures by these unaffiliated utilities in excess of $1.0 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek
     recovery  of  the  related  cost  through  rate   adjustments   or  similar
     mechanisms.

     Total capital expenditures to meet the requirements of the final rule under
     Section 110 of the Clean Air Act (NOx SIP Call) in North and South Carolina could reach approximately $370 million. This amount also includes the cost to install NOx controls under North Carolina's and South Carolina's programs to comply with the federal 8-hour ozone standard. However, further technical analysis and rulemaking may result in requirements for additional controls at some units. To date, the Company has spent approximately $324 million related to these projected amounts. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to the Company's results of operations. Further controls are anticipated as electricity demand increases. Parties unrelated to the Company have undertaken efforts to have Georgia excluded from the rule and its requirements. Georgia has not yet submitted a state implementation plan to comply with the Section 110 NOx SIP Call. The Company cannot predict the outcome of this matter for the impact to its nonregulated operations in Georgia.

     The Company projects that its capital costs to meet emission targets for NOx and SO2 from coal-fired power plants under the Smokestacks Act, will total approximately $895 million by the end of 2013. PEC has expended approximately $190 million of these capital costs through June 30, 2005. The Smokestacks Act requires PEC to amortize 70% of the original cost estimate of $813 million, during a five-year rate freeze period. PEC recognized amortization of $27 million and $54 million, respectively, for the three and six months ended June 30, 2005, and has recognized $302 million in cumulative amortization through June 30, 2005. The remaining amortization requirement will be recorded over the future period ending December 31, 2007. The law permits PEC the flexibility to vary the amortization schedule for recording the compliance costs from zero up to $174 million of amortization expense per year. The NCUC will hold a hearing prior to December 31, 2007, to determine cost recovery amounts for 2008 and future periods. O&M expense will significantly increase due to the additional materials, personnel and general maintenance associated with the equipment. O&M expenses are recoverable through base rates, rather than as part of this program. The Company cannot predict the future regulatory interpretation, implementation or impact of this law.

     On March 10,  2005,  the EPA issued  the final  Clean Air  Interstate  Rule
     (CAIR). The EPA's rule requires 28 states, including North Carolina, South Carolina, Georgia and Florida, and the District of Columbia to reduce NOx and SO2 emissions in order to attain state NOx and SO2 emissions levels. Installation of additional air quality controls is likely to be needed to meet the CAIR requirements. The Company is in the process of determining compliance plans and the cost to comply with the rule. The air quality controls already installed for compliance with the NOx SIP Call and currently planned by the Company to comply with the Smokestacks Act will reduce the costs required to meet the CAIR requirements for the Company's North Carolina units. The Company preliminarily estimates compliance costs for PEF could be approximately $1.0 billion over the next ten years. PEF has joined a coalition of Florida utilities that has filed a challenge to CAIR as it applies to Florida. A petition for reconsideration and stay and a petition for judicial review of CAIR were filed on July 11, 2005. The Company cannot predict the outcome of this matter.

     On March 15, 2005, the EPA finalized two separate but related rules: the Clean Air Mercury Rule (CAMR) that sets emissions limits to be met in two phases and encourages a cap and trade approach to achieving those caps, and a de-listing rule that eliminated any requirement to pursue a maximum achievable control technology (MACT) approach for limiting mercury emissions from coal-fired power plants. NOx and SO2 controls also are effective in reducing mercury emissions. However, according to the EPA the second phase cap reflects a level of mercury emissions reduction that exceeds the level that would be achieved solely as a co-benefit of controlling NOx and SO2 under CAIR. The Company is in the process of determining compliance plans and the cost to comply with the CAMR. Installation of additional air quality controls is likely to be needed to meet the CAMR's requirements. The de-listing rule has been challenged by a number of parties; the resolution of the challenges could impact the Company's final compliance plans and costs.

     On June 24, 2005, the Court of Appeals for the District of Columbia Circuit rendered a decision in a suit regarding EPA's NSR rules. As part of the decision, the court struck down a provision excluding pollution control projects from NSR requirements. As a result of this decision, additional regulatory review of the Company's pollution control equipment proposals will be required adding time and cost to the overall project.

     In conjunction with the proposed mercury rule, the EPA proposed a MACT standard to regulate nickel emissions from residual oil-fired units. The EPA withdrew the proposed nickel rule in March 2005.

     On May 6, 2005, PEF filed a petition with the FPSC through the ECRC program for recovery of costs associated with the development and implementation of an integrated strategy to comply with the CAIR and CAMR. PEF is developing an integrated compliance strategy for the CAIR and CAMR rules because NOx and SO2 controls also are effective in reducing mercury emissions. PEF estimates the program costs for 2005 to be approximately $2 million for preliminary engineering activities and strategy development work necessary to determine the Company's integrated compliance strategy. PEF projects approximately $62 million in program costs for 2006. These costs may increase or decrease depending upon the results of the engineering and strategy development work. Among other things; subsequent rule interpretations, equipment availability, or the unexpected acceleration of the initial NOx or other compliance dates could require acceleration of some projects and therefore result in additional costs in 2005 and 2006. PEF expects to incur significant additional capital and O&M costs to achieve compliance with the CAIR and CAMR through 2015 and beyond. The timing and extent of the costs for future projects will depend upon the final compliance strategy.

     In March 2004, the North Carolina Attorney General filed a petition with the EPA under Section 126 of the Clean Air Act, asking the federal government to force coal-fired power plants in 13 other states, including South Carolina, to reduce their NOx and SO2 emissions. The state of North Carolina contends these out-of-state emissions interfere with North Carolina's ability to meet national air quality standards for ozone and particulate matter. On August 1, 2005, the EPA issued a proposed response denying the petition. The EPA's rationale for denial is that compliance with CAIR will reduce the emissions from surrounding states sufficiently to address North Carolina's concerns. The EPA will hold a 60-day public comment period from the date that the proposal is published in the Federal Register and must take final action by March 15, 2006. The Company cannot predict the outcome of this matter.

     In a decision issued July 15, 2005, the U.S. Court of Appeals for the District of Columbia Circuit denied petitions for review filed by several states, cities and organizations seeking the regulation by the EPA of carbon dioxide emissions under the Clean Air Act. The court in a 2-1 decision, held that the EPA Administrator properly exercised his discretion in denying the request for regulation.

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

     Based on new cost information and changes to the estimated time frame of expenditures since December 31, 2004, the Company has revised the estimated amounts and time period for expenditures to meet Section 316(b) requirements of the Clean Water Act. The Company currently estimates that from 2005 through 2010 the range of expenditures will be approximately $80 million to $110 million. The range includes $15 million to $25 million at PEC and $65 million to $85 million at PEF.

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

     A. Purchase Obligations

     As part of Progress Energy's ordinary course of business, it enters into various long and short term contracts for fuel requirements at its generating plants. Through June 30, 2005, contracts procured through PEC have increased the Company's aggregate purchase obligations for fuel and purchased power by approximately $709 million as compared to the amount stated in the Company's Form 10-K for the year ended December 31, 2004. The increase primarily covers the period ranging from 2005 through 2009. A majority of the contracts related to the increase in purchase obligations for fuel and purchased power are for future coal purchases primarily with fixed prices.

     B. Guarantees

     As a part of normal business, Progress Energy and certain wholly-owned subsidiaries enter into various agreements providing future financial or performance assurances to third parties, which are outside the scope of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). Such agreements include guarantees, standby letters of credit and surety bonds. As of June 30, 2005, the Company does not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included in the accompanying Consolidated Balance Sheets.

     As of June 30, 2005, the Company has issued guarantees and indemnifications of certain legal, tax and environmental matters to third parties in connection with sales of businesses and for timely payment of obligations in support of its non-wholly owned synthetic fuel operations. Related to the sales of businesses, the notice period extends until 2012 for the majority of matters provided for in the indemnification provisions. For matters for which the Company has received timely notice, the Company's indemnity obligations may extend beyond the notice period. Certain environmental indemnifications related to the sale of synthetic fuel operations have no limitations as to time or maximum potential future payments. Other guarantees and indemnifications have an estimated maximum exposure of approximately $152 million. As of June 30, 2005, the Company has recorded liabilities related to guarantees and indemnifications to third-parties of $27 million. Management does not believe conditions are likely for significant performance under these agreements in excess of the recorded liabilities.

     C. Insurance

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

     D. Other Commitments

     As discussed in Note 23B of the Progress Energy annual report on Form 10-K for the year ended December 31, 2004, the Company has certain future commitments related to four synthetic fuel facilities purchased that provide for contingent payments (royalties). The Company has exercised its right in the related agreements to escrow those payments if certain conditions in the agreements were met. The Company previously accrued and retained 2004 and 2003 royalty payments of approximately $41 million and $49 million, respectively. In May 2005, these funds were placed into escrow upon establishment of the necessary escrow accounts.

     On May 15, 2005, the original owners of the Earthco synthetic fuel facilities filed suit in New York state court alleging breach of contract against the Progress Fuels Corporation subsidiaries that purchased the Earthco facilities (Progress Fuels subsidiaries). The plaintiffs also named Progress Energy, Inc. as a defendant. The plaintiffs' complaint is that periodic payments otherwise due to them under the sales arrangement with the Progress Fuels subsidiaries are, contrary to the sales agreement, being escrowed pending the outcome of the ongoing IRS audit of the Earthco facilities. The Progress Fuels subsidiaries believe that the parties' agreements allow for the payments to be escrowed in such event and also allow for the use of such escrowed amounts to satisfy any potential disallowance of tax credits that arises out of such an event. Currently, the escrowed amount in question is $87 million, which reflects periodic payments that would have been paid to the plaintiffs beginning April 30, 2003 through July 31, 2005. This amount will increase as future periodic payments are made to the escrow which would otherwise have been payable to the plaintiffs. The Company and the Progress Fuels subsidiaries intend to vigorously defend their actions, but cannot predict the outcome of this matter.

     E. Other Contingencies

     1. Pursuant to the Nuclear Waste Policy Act of 1982, the predecessors to PEF and PEC entered into contracts with the U.S. Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel (SNF) by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

     The DOE failed to begin taking spent nuclear fuel by January 31, 1998. In January 2004, PEC and PEF filed a complaint in the United States Court of Federal Claims against the DOE, claiming that the DOE breached the Standard Contract for Disposal of Spent Nuclear Fuel by failing to accept SNF from various Progress Energy facilities on or before January 31, 1998. Damages due to the DOE's breach will be significant, but have yet to be determined. Approximately 60 cases involving the Government's actions in connection with SNF are currently pending in the Court of Federal Claims.

     The DOE and the PEC/PEF parties have agreed to a stay of the lawsuit, including discovery. The parties agreed to, and the trial court entered, a stay of proceedings, in order to allow for possible efficiencies due to the resolution of legal and factual issues in previously filed cases in which similar claims are being pursued by other plaintiffs. These issues may include, among others, so-called "rate issues," or the minimum mandatory schedule for the acceptance of SNF and high level waste (HLW) by which the Government was contractually obligated to accept contract holders' SNF and/or HLW, and issues regarding recovery of damages under a partial breach of contract theory that will be alleged to occur in the future. These issues have been or are expected to be presented in the trials or appeals that are currently scheduled to occur during 2005. Resolution of these issues in other cases could facilitate agreements by the parties in the PEC/PEF lawsuit, or at a minimum, inform the Court of decisions reached by other courts if they remain contested and require resolution in this case. In July 2005, the parties jointly requested a continuance of the stay through December 15, 2005, which the trial court granted.

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

     In July 2002, Congress passed an override resolution to Nevada's veto of the DOE's proposal to locate a permanent underground nuclear waste storage facility at Yucca Mountain, Nevada. In January 2003, the State of Nevada, Clark County, Nevada, and the City of Las Vegas petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the Congressional override resolution. These same parties also challenged the EPA's radiation standards for Yucca Mountain. On July 9, 2004, the Court rejected the challenge to the constitutionality of the resolution approving Yucca Mountain, but ruled that the EPA was wrong to set a 10,000-year compliance period in the radiation protection standard. The EPA is currently reworking the standard but has not stated when the work will be complete. The DOE originally planned to submit a license application to the NRC to construct the Yucca Mountain facility by the end of 2004. However, in November 2004, the DOE announced it would not submit the license application until mid-2005 or later. Also in November 2004, Congressional negotiators approved $577 million for fiscal year 2005 for the Yucca Mountain project, approximately $300 million less than requested by the DOE but approximately the same as approved in 2004. The DOE has acknowledged that a working repository will not be operational until sometime after 2010, but the DOE has not identified a new target date. The Company cannot predict the outcome of this matter.

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

     On May 4, 2004, PEC authorized its outside counsel to file a notice of appeal of the April 6, 2004 judgment, and on May 7, 2004, the notice of appeal was filed with the United States Court of Appeals for the Fourth Circuit. On June 8, 2004, DMT filed a motion to dismiss PEC's appeal on the ground that it was untimely. On July 20, 2005, the appellate court denied DMT's motion to dismiss and ruled that the time for PEC to appeal had not yet expired. The appellate court remanded the case to the trial court for further proceedings.

     In the first quarter of 2004, PEC recorded a liability for the judgment of approximately $10 million and a regulatory asset for the probable recovery through its fuel adjustment clause. The Company cannot predict the outcome of this matter.

     3.  On  February  1,  2002,   PEC  filed  a  complaint   with  the  Surface
     Transportation Board (STB) challenging the rates charged by Norfolk Southern Railway Company (Norfolk Southern) for coal transportation to certain generating plants. In a decision served in December, 2003, the STB found that the challenged rates exceeded maximum reasonable rate levels and prescribed lower rates. In a subsequent decision on reconsideration the STB concluded that the rates had not been shown to be unreasonable, following which PEC requested the STB to consider requiring that the rates be phased in over a period of time. During the course of the complaint process, PEC accrued a liability of $42 million. The liability was comprised of $23 million of reparations remitted to PEC by Norfolk Southern that were subject to refund and an additional $19 million, of which $17 million was recorded as deferred fuel cost on the Consolidated Balance Sheet. This matter has now been settled by mutual agreement, and the STB has issued an order dismissing the case. As a result of the settlement, PEC reversed the previously recorded deferred fuel cost and settled the remaining obligations for the approximate amount previously accrued. The settlement had an immaterial impact on the Company's results of operations.

     4. The Company, through its subsidiaries, is a majority owner in five entities and a minority owner in one entity that owns facilities that produce coal-based solid synthetic fuel as defined under the Internal Revenue Code (Code). The production and sale of the synthetic fuel from these facilities qualify for tax credits under Section 29 if certain requirements are satisfied, including a requirement that the synthetic fuel differs significantly in chemical composition from the coal used to produce such synthetic fuel and that the fuel was produced from a facility that was placed in service before July 1, 1998. The amount of Section 29 tax credits that the Company is allowed to claim in any calendar year is limited by the amount of the Company's regular federal income tax liability. Synthetic fuel tax credit amounts allowed but not utilized are carried forward indefinitely as deferred alternative minimum tax credits. All entities have received PLRs from the IRS with respect to their synthetic fuel operations. However, these PLRs do not address the placed-in-service date determination. The PLRs do not limit the production on which synthetic fuel credits may be claimed. Total Section 29 credits generated to date (including those generated by FPC prior to its acquisition by the Company) are approximately $1.6 billion, of which $719 million have been used to offset regular federal income tax liability and $839 million are being carried forward as deferred alternative minimum tax credits. Also, $27 million has not been recognized due to the decrease in tax liability resulting from expenses incurred for the 2004 hurricane damage and loss on sale of Progress Rail. The current Section 29 tax credit program expires at the end of 2007.

     The sale of Progress Rail in 2005 (see Note 3) resulted in a capital loss for tax purposes. Capital losses that are not offset with capital gains generated in 2005 will be carried back to reduce the regular federal income tax liability in 2004. The estimated impact of the sale resulted in approximately $17 million in tax credits no longer being realized and reflected as a deferred tax asset.

     IRS PROCEEDINGS

     In September 2002, all of Progress Energy's majority-owned synthetic fuel entities were accepted into the IRS's Pre-Filing Agreement (PFA) program in lieu of the ordinary IRS audit process. The PFA program allows taxpayers to voluntarily accelerate the IRS exam process in order to seek resolution of specific issues.

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

     Because of the disagreement between the Company and the field auditors as to the proper legal standard to apply, the Company believes that it is appropriate and helpful to have this issue reviewed by the National Office of the IRS, just as the National Office reviewed the issues involving chemical change. Therefore, the Company is asking the National Office to review the issue and clarify the legal standard and has initiated this process with the National Office. The Company believes that the appeals process, including proceedings before the National Office, could take up to two years to complete; however, it cannot control the actual timing of resolution and cannot predict the outcome of this matter.

     Through June 30, 2005, the Company, on a consolidated basis, has used or carried forward approximately $1.1 billion of tax credits generated by
     Earthco facilities. If these credits were disallowed, the Company's one-time exposure for cash tax payments would be $300 million (excluding interest), and earnings and equity would be reduced by approximately $1.1 billion, excluding interest. These amounts have not been reduced for the use of any escrowed amounts to satisfy a potential disallowance of these tax credits (see Note 14D). Progress Energy's amended $1.13 billion credit facility includes a covenant that limits the maximum debt-to-total capital ratio to 68%. This ratio includes other forms of indebtedness such as guarantees issued by PGN, letters of credit and capital leases. As of June 30, 2005, the Company's debt-to-total capital ratio was 59.1% based on the credit agreement definition for this ratio. The impact on this ratio of reversing approximately $1.1 billion of tax credits and paying $300 million for taxes would be an increase of the ratio to 63.2%.

     The Company believes that it is complying with all the necessary requirements to be allowed such credits under Section 29, and, although it cannot provide certainty, it believes that it will prevail in these matters. The Company has no current plans to alter its synthetic fuel production schedule for 2005 or future years as a result of the IRS field auditors' report. However, should the Company fail to prevail in these matters, there could be material liability for previously used or carried forward Section 29 tax credits, with a material adverse impact on earnings and cash flows.

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

     PROPOSED ACCOUNTING RULES FOR UNCERTAIN TAX POSITIONS

     On July 14, 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft of a proposed interpretation of SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109), that would address the accounting for uncertain tax positions. The proposed interpretation would require that uncertain tax benefits be probable of being sustained in order to record such benefits in the consolidated financial statements. The Company currently accounts for uncertain tax benefits in accordance with SFAS No. 5, "Accounting for Contingencies" (SFAS No. 5). Under SFAS No.5, contingent losses are recorded when it is probable that the tax position will not be sustained and the amount of the disallowance can be reasonably estimated. The exposure draft has a 60-day public comment period ending September 12, 2005. As currently drafted, the proposed interpretation would apply to all uncertain tax positions and be effective for the Company on December 31, 2005.

     As  discussed  above,  the IRS field  auditors  have  recommended  that the
     Section 29 tax credits generated by the Company's Earthco facilities, totaling $1.1 billion through June 30, 2005, be disallowed. The Company has not yet determined how the proposed interpretation would impact its various income tax positions, including the status of the Earthco tax credits. Depending on the provisions of the FASB's final interpretation and the Company's facts and circumstances that exist at the date of implementation, including the Company's assessment of the probability of sustaining any currently recorded and future tax benefits, the proposed interpretation could have a material adverse impact on the Company's financial position and results of operations.

     PERMANENT SUBCOMMITTEE

     In October 2003, the United States Senate Permanent Subcommittee on Investigations began a general investigation concerning synthetic fuel tax credits claimed under Section 29. The investigation is examining the utilization of the credits, the nature of the technologies and fuels created, the use of the synthetic fuel and other aspects of Section 29 and is not specific to the Company's synthetic fuel operations. Progress Energy provided information in connection with this investigation. The Company cannot predict the outcome of this matter.

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

     The Company estimates that the 2005 Threshold Price will be approximately $52 per barrel and the Phase Out price will be approximately $65 per barrel, based on an estimated 2005 inflation adjustment. The monthly Domestic Crude Oil First Purchases price published by the EIA has recently averaged $5 to $6 lower than the corresponding monthly New York Mercantile Exchange (NYMEX) settlement price for light sweet crude oil. Through July 31, 2005, the average NYMEX contract settlement price for light sweet crude oil was $51.90 per barrel and the average futures price for the remainder of 2005 was $61.86 per barrel. The Company estimates that NYMEX settlement price would have to average approximately $69 per barrel for the remainder of 2005 for the Threshold Price to be reached.

     The Company estimates that the 2006 Threshold Price will be approximately $52 per barrel and the Phase Out price will be approximately $66 per barrel, based on estimated inflation adjustments for 2005 and 2006. The monthly Domestic Crude Oil First Purchases price published by the EIA has recently averaged $5 to $6 lower than the corresponding monthly NYMEX settlement price for light sweet crude oil. As of July 31, 2005, the average NYMEX futures price for light sweet crude oil for calendar year 2006 was $63.17 per barrel. Based upon the estimated 2006 Threshold Price and Phase Out prices, if oil prices for 2006 remained at the July 31, 2005 average futures price level of $63.17 per barrel for the entire year in 2006, the Company currently estimates that the Section 29 tax credit amount for 2006 would be reduced by approximately 35% to 40%.

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

     In response to the historically high oil prices to date in 2005, the Company adjusted its planned production schedule for its synthetic fuel plants by shifting some of its production planned for April and May 2005 to the second half of 2005. If oil prices rise and stay at levels high enough to cause a phase out of tax credits, the Company may reduce planned production or suspend production at some or all of its synthetic fuel facilities.

     SALE OF PARTNERSHIP INTEREST

     In June 2004, the Company, through its subsidiary Progress Fuels, sold in two transactions a combined 49.8% partnership interest in Colona Synfuel Limited Partnership, LLLP, one of its synthetic fuel facilities. Substantially all proceeds from the sales will be received over time, which is typical of such sales in the industry. Gain from the sales will be recognized on a cost recovery basis as the facility produces and sells synthetic fuel and when there is persuasive evidence that the sales proceeds have become fixed or determinable and collectability is reasonably assured. Based on projected production and tax credit levels, the Company anticipates receiving total gross proceeds of approximately $22 million in 2005, approximately $32 million in 2006, approximately $34 million in 2007 and approximately $10 million through the second quarter of 2008. Gain recognition is dependent on the synthetic fuel production qualifying for
     Section 29 tax credits and the value of such tax credits as discussed above. Until the gain recognition criteria are met, gains from selling interests in Colona will be deferred. It is possible that gains will be deferred in the first, second and/or third quarters of each year until there is persuasive evidence that no tax credit phase out will occur for the applicable calendar year. This could result in shifting earnings from earlier quarters to later quarters in a calendar year. In the event that the synthetic fuel tax credits from the Colona facility are reduced, including an increase in the price of oil that could limit or eliminate synthetic fuel tax credits, the amount of proceeds realized from the sale could be significantly impacted. As of June 30, 2005, a pre-tax gain on monetization of $6 million has been deferred. Assuming oil prices stay at current levels, the Company anticipates that this gain will be recognized later this year.

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

                         CAROLINA POWER & LIGHT COMPANY
                      d/b/a PROGRESS ENERGY CAROLINAS, INC.
                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005

UNAUDITED CONSOLIDATED STATEMENTS of INCOME

                                                      Three Months Ended      Six Months Ended
                                                            June 30               June 30
                                                            -------               -------
(in millions)                                            2005    2004          2005       2004
----------------------------------------------------------------------------------------------
Operating revenues
   Electric                                              $860    $861        $1,795     $1,762
   Diversified business                                     1       1             1          1
----------------------------------------------------------------------------------------------
      Total operating revenues                            861     862         1,796      1,763
----------------------------------------------------------------------------------------------
Operating expenses
   Fuel used in electric generation                       216     193           464        417
   Purchased power                                         73      80           140        142
   Operation and maintenance                              260     226           484        435
   Depreciation and amortization                          130     127           259        254
   Taxes other than on income                              42      45            88         88
----------------------------------------------------------------------------------------------
        Total operating expenses                          721     671         1,435      1,336
----------------------------------------------------------------------------------------------
Operating income                                          140     191           361        427
----------------------------------------------------------------------------------------------
Other income (expense)
   Interest income                                          1       1             3          2
   Other, net                                              (2)      4            (1)        (8)
----------------------------------------------------------------------------------------------
        Total other (expense) income                       (1)      5             2         (6)
----------------------------------------------------------------------------------------------
Interest charges
   Interest charges                                        50      47           102         96
   Allowance for borrowed funds used during construction   (2)      -            (3)        (1)
----------------------------------------------------------------------------------------------
        Total interest charges, net                        48      47            99         95
----------------------------------------------------------------------------------------------
Income before income tax                                   91     149           264        326
Income tax expense                                         24      53            81        115
----------------------------------------------------------------------------------------------
Net income                                               $ 67    $ 96        $  183     $  211
Preferred stock dividend requirement                        -       -             1          1
----------------------------------------------------------------------------------------------
Earnings for common stock                                $ 67    $ 96        $  182     $  210
----------------------------------------------------------------------------------------------

See Notes to Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS

(in millions)                                                                 June 30            December 31
ASSETS                                                                           2005                   2004
------------------------------------------------------------------------------------------------------------
Utility plant
  Utility plant in service                                                    $13,738               $ 13,521
  Accumulated depreciation                                                     (5,940)                (5,806)
------------------------------------------------------------------------------------------------------------
        Utility plant in service, net                                           7,798                  7,715
  Held for future use                                                               5                      5
  Construction work in progress                                                   440                    379
  Nuclear fuel, net of amortization                                               163                    186
------------------------------------------------------------------------------------------------------------
        Total utility plant, net                                                8,406                  8,285
------------------------------------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents                                                        14                     18
  Short-term investments                                                           18                     82
  Receivables, net                                                                397                    397
  Receivables from affiliated companies                                            12                     20
  Inventory                                                                       399                    390
  Deferred fuel cost                                                              138                    140
  Prepayments and other current assets                                            107                    135
------------------------------------------------------------------------------------------------------------
        Total current assets                                                    1,085                  1,182
------------------------------------------------------------------------------------------------------------
Deferred debits and other assets
  Regulatory assets                                                               496                    473
  Nuclear decommissioning trust funds                                             608                    581
  Miscellaneous other property and investments                                    212                    158
  Other assets and deferred debits                                                157                    108
------------------------------------------------------------------------------------------------------------
        Total deferred debits and other assets                                  1,473                  1,320
------------------------------------------------------------------------------------------------------------
           Total assets                                                       $10,964               $ 10,787
------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
------------------------------------------------------------------------------------------------------------
Common stock equity
  Common stock without par value, authorized 200 million shares,
     160 million shares issued and outstanding                                 $1,991               $  1,975
  Unearned ESOP common stock                                                      (63)                   (76)
  Accumulated other comprehensive loss                                           (111)                  (114)
  Retained earnings                                                             1,240                  1,287
------------------------------------------------------------------------------------------------------------
        Total common stock equity                                               3,057                  3,072
------------------------------------------------------------------------------------------------------------
  Preferred stock - not subject to mandatory redemption                            59                     59
  Long-term debt, net                                                           3,263                  2,750
------------------------------------------------------------------------------------------------------------
        Total capitalization                                                    6,379                  5,881
------------------------------------------------------------------------------------------------------------
Current liabilities
  Current portion of long-term debt                                                 -                    300
  Accounts payable                                                                202                    254
  Payables to affiliated companies                                                 67                     83
  Notes payable to affiliated companies                                            67                    116
  Short-term obligations                                                          142                    221
  Customer deposits                                                                48                     45
  Other current liabilities                                                       271                    256
------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                 797                  1,275
------------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities
  Noncurrent income tax liabilities                                               993                    991
  Accumulated deferred investment tax credits                                     137                    140
  Regulatory liabilities                                                        1,147                  1,052
  Asset retirement obligations                                                    950                    924
  Other liabilities and deferred credits                                          561                    524
------------------------------------------------------------------------------------------------------------
        Total deferred credits and other liabilities                            3,788                  3,631
------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 12)
------------------------------------------------------------------------------------------------------------
            Total capitalization and liabilities                              $10,964               $ 10,787
------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Interim Financial Statements.


CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONSOLIDATED STATEMENTS of CASH FLOWS
----------------------------------------------------------------------------------------------------------------
(in millions)
Six Months Ended June 30,                                                                   2005         2004
----------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                               $   183        $ 211
Adjustments to reconcile net income to net cash provided by operating activities:
   Charges for voluntary enhanced retirement program                                          42            -
   Depreciation and amortization                                                             301          297
   Deferred income taxes                                                                       7            4
   Investment tax credit                                                                      (3)          (4)
   Deferred fuel credit                                                                      (36)         (13)
   Other adjustments to net income                                                            11           12
   Cash provided (used) by changes in operating assets and liabilities:
      Receivables                                                                              3            -
      Receivables from affiliated companies                                                    8           16
      Inventory                                                                              (46)          26
      Prepayments and other current assets                                                   (17)           7
      Accounts payable                                                                        (3)           7
      Payables to affiliated companies                                                       (16)         (59)
      Other current liabilities                                                               27           61
      Other                                                                                   (6)          47
----------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                           455          612
 ---------------------------------------------------------------------------------------------------------------
Investing activities
Gross property additions                                                                    (303)        (243)
Nuclear fuel additions                                                                       (33)         (47)
Net contributions to nuclear decommissioning trust                                           (18)         (18)
Purchases of short-term investments                                                       (1,136)        (651)
Proceeds from sales of short-term investments                                              1,200          853
Other investing activities                                                                    (6)           4
----------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                              (296)        (102)
----------------------------------------------------------------------------------------------------------------
Financing activities
Issuance of long-term debt, net                                                              495            -
Net (decrease) increase in short-term obligations                                            (79)          64
Net change in intercompany notes                                                             (49)            1
Retirement of long-term debt                                                                (300)        (339)
Dividends paid to parent                                                                    (229)        (228)
Dividends paid on preferred stock                                                             (1)          (1)
----------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                              (163)        (503)
----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                          (4)           7
Cash and cash equivalents at beginning of period                                              18           12
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $    14        $  19
----------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     A. Basis of Presentation

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual statements. Because the accompanying consolidated interim financial statements do not include all of the information and footnotes required by GAAP for annual statements, they should be read in conjunction with the audited financial statements for the period ended December 31, 2004 and notes thereto included in Progress Energy Carolinas, Inc.'s (PEC) Form 10-K for the year ended December 31, 2004.

     In accordance  with the provisions of Accounting  Principles  Board Opinion
     (APB) No. 28, "Interim Financial Reporting," GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. The intra-period tax allocation, which will have no impact on total year net income, maintains an effective tax rate consistent with the estimated annual effective tax rate. Income tax expense was increased by $3 million for the three and six months ended June 30, 2005.

     PEC collects from customers certain excise taxes levied by the state or local government upon the customer. PEC accounts for excise taxes on a gross basis. For the three months ended June 30, 2005 and 2004, gross receipts tax and other excise taxes of approximately $20 million and $23 million, respectively, are included in electric revenue and taxes other than on income on the Consolidated Statements of Income. For the six months ended June 30, 2005 and 2004, gross receipts tax and other excise taxes of approximately $41 million and $45 million, respectively, are included in electric revenue and taxes other than income on the Consolidated Statements of Income.

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

     B. Stock-Based Compensation

     PEC measures compensation expense for stock options as the difference between the market price of Progress Energy's common stock and the exercise price of the option at the grant date. The exercise price at which options are granted by Progress Energy equals the market price at the grant date, and accordingly, no compensation expense has been recognized for stock option grants. For purposes of the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" (SFAS No. 148), the estimated fair value of PEC's stock options is amortized to expense over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period:


     --------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended      Six Months Ended
                                                                               June 30               June 30
                                                                        --------------------  ---------------------
     (in millions)                                                         2005        2004       2005        2004
     --------------------------------------------------------------------------------------------------------------
     Net Income, as reported                                              $  67       $  96      $ 183       $ 211
     Deduct:  Total stock option expense determined under
        fair value method for all awards, net of related tax effects          1           2          2           4
     --------------------------------------------------------------------------------------------------------------
     Pro forma net income                                                 $  66       $  94      $ 181       $ 207
     --------------------------------------------------------------------------------------------------------------

     PEC is planning to begin expensing stock options in the third quarter of 2005 (See Note 2).

     C. Consolidation of Variable Interest Entities

     PEC consolidates all voting interest entities in which it owns a majority voting interest and all variable interest entities for which it is the primary beneficiary in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" (FIN No. 46R). PEC is the primary beneficiary of and consolidates two limited partnerships that qualify for federal affordable housing and historic tax credits under Section 42 of the Internal Revenue Code (Code). As of June 30, 2005, the total assets of the two entities were $38 million, the majority of which are collateral for the entities' obligations and are included in miscellaneous other property and investments in the Consolidated Balance Sheets.

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

     PEC also has interests in several other variable interest entities for which PEC is not the primary beneficiary. These arrangements include investments in approximately 22 limited partnerships, limited liability corporations and venture capital funds and two building leases with special-purpose entities. The aggregate maximum loss exposure at June 30, 2005, that PEC could be required to record in its income statement as a result of these arrangements totals approximately $24 million. The creditors of these variable interest entities do not have recourse to the general credit of PEC in excess of the aggregate maximum loss exposure.

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

     As written, SFAS No. 123R had an original effective date of July 1, 2005 for PEC. In April 2005, the SEC delayed the effective date for public companies, which resulted in a required effective date of January 1, 2006 for PEC. The SEC delayed the effective date due to concerns that implementation in mid-year could make compliance more difficult and make comparisons of quarterly reports more difficult. PEC is planning to implement SFAS No. 123R during the third quarter of 2005, effective as of July 1, 2005. PEC will implement the standard using the required modified prospective method. Under that method, PEC will record compensation expense under SFAS No. 123R for all awards it grants after the effective date, and it will record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the effective date. In 2004, Progress Energy made the decision to cease granting stock options and replaced that compensation with alternative forms of compensation. Therefore, the amount of stock option expense expected to be recorded in 2005 is below the amount that would have been recorded if the stock option program had continued. Assuming a July 1, 2005 effective date, PEC expects to record approximately $1 million of pre-tax expense for stock options in 2005.

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

3.   REGULATORY MATTERS

     On April 27, 2005, PEC filed for an increase in the fuel rate charged to its South Carolina retail customers with the Public Service Commission of South Carolina (SCPSC). PEC requested the increase for underrecovered fuel costs for the previous 15 months and to meet future expected fuel costs. On June 23, 2005, the SCPSC approved a settlement agreement filed jointly by PEC and all other parties to the proceeding. The settlement agreement levelizes the collection of underrecovered fuel costs over a three-year period ending June 30, 2008, and allows PEC to charge and recover carrying costs on the monthly unpaid balance, beginning July 1, 2006, at an interest rate of 6% compounded annually. An annual increase of $55 million, or 12 percent, in PEC's rates was effective July 1, 2005.

     On June 3, 2005, PEC filed for an increase in the fuel rate charged to its North Carolina retail customers with the North Carolina Utilities Commission (NCUC). PEC asked the NCUC to approve a $276 million, or 11 percent, increase in rates. PEC requested the increase for underrecovered fuel costs for the previous 12 months and to meet future expected fuel costs.

     On July 25, 2005, PEC, the NCUC Public Staff and the Carolina Industrial Group for Fair Utility Rates jointly filed a proposed settlement agreement with the NCUC to resolve issues concerning PEC's 2005 North Carolina fuel adjustment proceeding. Other intervening parties to the fuel proceeding have not agreed to the proposed settlement. The settlement proposes that PEC collect all of its fuel cost undercollections that occurred during the test year ended March 31, 2005 over a one-year period beginning October 1, 2005. Under the proposed settlement, PEC agreed to reduce its proposed billing increment designed to collect future fuel costs in order to address customer concerns regarding the magnitude of the proposed increase. In recognition of the likely undercollection that will result during the year ending September 30, 2006, PEC would be allowed to calculate and collect interest at 6% on the difference between its collection factor in the original request to the NCUC and the factor included in the proposed settlement agreement until such amounts have been collected. Hearings on this matter are scheduled for August 2005 with an order due in September 2005. If approved, the increase would take effect October 1, 2005. PEC cannot predict the outcome of this matter.

4.   COMPREHENSIVE INCOME

     ------------------------------------------------------------------------------
                                                               Three Months Ended
     (in millions)                                                  June 30
                                                             ----------------------
                                                                 2005       2004
    -------------------------------------------------------------------------------
     Net income                                                  $ 67       $ 96
     Other comprehensive income:
       Changes in net unrealized gains on cash flow hedges
         (net of tax expense of $2)                                 -          3
       Other                                                        1         (1)
    -------------------------------------------------------------------------------
                   Other comprehensive income                    $  1       $  2
    -------------------------------------------------------------------------------
          Comprehensive income                                   $ 68       $ 98
    -------------------------------------------------------------------------------

    -------------------------------------------------------------------------------
                                                                Six Months Ended
     (in millions)                                                   June 30
                                                             ----------------------
                                                                 2005       2004
    -------------------------------------------------------------------------------
     Net income                                                  $183       $211
     Other comprehensive income:
       Changes in net unrealized gains on cash flow hedges
         (net of tax expense of $1 and $2, respectively)            2          3
       Other                                                        1          -
    -------------------------------------------------------------------------------
               Other comprehensive income                        $  3       $  3
    -------------------------------------------------------------------------------
       Comprehensive income                                      $186       $214
    -------------------------------------------------------------------------------

5.   DEBT AND CREDIT FACILITIES AND FINANCING ACTIVITIES

     Changes to PEC's debt and credit facilities since December 31, 2004, discussed in Note 9 of PEC's 2004 Annual Report on Form 10-K, are described below.

     In January 2005, PEC used proceeds from the issuance of commercial paper to pay off $90 million of revolving credit agreement (RCA) loans.

     On March 22, 2005, PEC issued $300 million of First Mortgage Bonds, 5.15% Series due 2015, and $200 million of First Mortgage Bonds, 5.70% Series due 2035. The net proceeds from the sale of the bonds were used to pay at maturity $300 million of PEC's 7.50% Senior Notes on April 1, 2005 and reduce the outstanding balance of commercial paper.

     On March 28, 2005, PEC entered into a new $450 million five-year RCA with a syndication of financial institutions. The RCA will be used to provide liquidity support for PEC's issuances of commercial paper and other short-term obligations. The RCA will expire on June 28, 2010. The new $450 million RCA replaced PEC's $285 million three-year RCA and $165 million 364-day RCA, which were each terminated effective March 28, 2005. Fees and interest rates under the $450 million RCA are to be determined based upon the credit rating of PEC's long-term unsecured senior non-credit enhanced debt, currently rated as Baa1 by Moody's and BBB by S&P. The RCA includes a defined maximum total debt to capital ratio of 65%. The RCA also contains various cross-default and other acceleration provisions, including a cross-default provision for defaults of indebtedness in excess of $35 million. The RCA does not include a material adverse change representation for borrowings, which had been a provision in the terminated agreements.

     On July 28, 2005, PEC filed a shelf registration statement with the SEC to provide an additional $1.0 billion of capacity in addition to the $400 million remaining on PEC's current shelf registration statement. The shelf registration statement will allow PEC to issue various securities, including First Mortgage Bonds, Senior Notes, Debt Securities and Preferred Stock.

6.   BENEFIT PLANS

     PEC has a noncontributory defined benefit retirement (pension) plan for substantially all full-time employees. PEC also has supplementary defined benefit pension plans that provide benefits to higher-level employees. In addition to pension benefits, PEC provides contributory other postretirement benefits (OPEB), including certain health care and life insurance benefits, for retired employees who meet specified criteria. The components of the net periodic benefit cost for the three and six months ended June 30 are:

                                                                        Other Postretirement
     Three Months Ended June 30                  Pension Benefits             Benefits
                                             -----------------------    ----------------------
     (in millions)                               2005          2004         2005         2004
                                             -----------------------    ----------------------
     Service cost                            $      7      $      6     $      2       $    2
     Interest cost                                 13            13            4            4
     Expected return on plan assets               (16)          (17)          (1)          (1)
     Amortization, net                              2             -            -            1
                                             -----------------------    ----------------------
     Net periodic cost                       $      6      $      2     $      5       $    6
                                             =======================    ======================


                                                                        Other Postretirement
     Six Months Ended June 30                   Pension Benefits              Benefits
                                             -----------------------    ----------------------
     (in millions)                               2005          2004         2005         2004
                                             -----------------------    ----------------------
     Service cost                            $     13      $     12     $      3       $    4
     Interest cost                                 27            26            8            8
     Expected return on plan assets               (31)          (34)          (2)          (2)
     Amortization, net                              4             1            1            2
                                             -----------------------    ----------------------
     Net periodic cost                       $     13      $      5     $     10       $   12
                                             =======================    ======================

     In addition, in the second quarter of 2005, PEC recorded special termination benefits related to the voluntary enhanced retirement program (see Note 8) of approximately $21 million for pension benefits and $8 million for other postretirement benefits. These charges resulted in a $29 million increase in pension and OPEB liabilities, which are included in other liabilities and deferred credits on the Consolidated Balance Sheets.

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

     A. Commodity Derivatives

     General

     Most of PEC's commodity contracts are not derivatives pursuant to SFAS No. 133, "Accounting for Derivative and Hedging Activities" (SFAS No. 133) or qualify as normal purchases or sales pursuant to SFAS No. 133. Therefore, such contracts are not recorded at fair value.

     In 2003, PEC recorded a $38 million pre-tax ($23 million after-tax) fair value loss transition adjustment pursuant to the provisions of DIG Issue C20, "Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature." The related liability is being amortized to earnings over the term of the related contract (See Note 10). As of June 30, 2005 and December 31, 2004, the remaining liability was $23 million and $26 million, respectively.

     Economic Derivatives

     Derivative products, primarily electricity and natural gas contracts, may be entered into from time to time for economic hedging purposes. While management believes the economic hedges mitigate exposures to fluctuations in commodity prices, these instruments are not designated as hedges for accounting purposes and are monitored consistent with trading positions. PEC manages open positions with strict policies that limit its exposure to market risk and require daily reporting to management of potential financial exposures. Gains and losses from such contracts were not material to results of operations during the three and six months ending June 30, 2005 and 2004, and PEC did not have material outstanding positions in such contracts at June 30, 2005 and December 31, 2004.

     B. Interest Rate Derivatives - Fair Value or Cash Flow Hedges

     PEC uses cash flow hedging strategies to reduce exposure to changes in cash flow due to fluctuating interest rates. PEC uses fair value hedging strategies to reduce exposure to changes in fair value due to interest rate changes. The notional amounts of interest rate derivatives are not exchanged and do not represent exposure to credit loss. In the event of default by the counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

     Cash Flow Hedges

     Gains and losses from cash flow hedges are recorded in accumulated other comprehensive income (OCI) and amounts reclassified to earnings are included in net interest charges as the hedged transactions occur. Amounts in OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The ineffective portion of interest rate cash flow hedges for the three and six months ending June 30, 2005 and 2004, was not material to PEC's results of operations. As of June 30, 2005, PEC had $5 million of after-tax deferred losses in OCI related to terminated hedges, of which an immaterial amount is expected to be reclassified to earnings within the next 12 months.

     During the first quarter of 2005, PEC terminated all of its cash flow hedges which were open at December 31, 2004, and had no open interest rate cash flow hedges as of June 30, 2005. As of December 31, 2004, PEC had $131 million notional of open interest rate cash flow hedges.

     Fair Value Hedges

     As of June 30, 2005 and December 31, 2004, PEC had no open interest rate fair value hedges.

8.   SEVERANCE COSTS

     On February 28, 2005, as part of a previously announced cost management initiative, Progress Energy approved a workforce restructuring which is expected to be completed in September 2005. In addition to the workforce restructuring, the cost management initiative included a voluntary enhanced retirement program. In connection with this initiative, PEC incurred approximately $60 million of pre-tax charges for severance and postretirement benefits during the six months ended June 30, 2005, as described below.

     PEC recorded $14 million of severance expense during the first quarter of 2005 for the workforce restructuring. The workforce restructuring expense was computed based on the approximate number of positions to be eliminated. This amount included approximately $4 million of severance costs allocated from Progress Energy Service Company (PESC). During the second quarter of 2005, 553 PEC employees eligible for participation in the voluntary enhanced retirement program elected to participate. Consequently, in the second quarter of 2005, PEC decreased its estimated severance costs by $7 million due to the impact of the employees electing participation in the voluntary enhanced retirement program. This amount included approximately $2 million of decreased severance costs allocated from PESC. The severance expenses are primarily included in O&M expense on the Consolidated Statements of Income.

     The accrued severance expense will be paid over time. The activity in the severance liability is as follows:

     -------------------------------------------------
     (in millions)
     -------------------------------------------------
     Balance as of January 1, 2005                $ 2
     Severance costs accrued                       10
     Adjustments                                   (5)
     Payments                                       -
     -------------------------------------------------
     Balance as of June 30, 2005                  $ 7
     -------------------------------------------------

     PEC recorded a $29 million charge in the second quarter of 2005 related to postretirement benefits that will be paid over time to eligible employees who elected to participate in the voluntary enhanced retirement program (see Note 6). PEC also recorded a $13 million charge for early retirement incentives which will be paid over time to certain employees. In addition, PEC recorded approximately $10 million of postretirement benefits and early retirement incentives allocated from PESC.

     The cost management initiative charges are subject to revision in future quarters based on completion of the workforce restructuring and the potential additional impacts that the early retirements and outplacements may have on the postretirement plans. Such revisions may be significant and may adversely impact PEC's results of operations in future periods. In addition, PEC expects to incur certain incremental costs for recruiting and staff augmentation activities that cannot be quantified at this time.

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

     The Other segment, the operations of which are primarily in the eastern United States, is made up of other nonregulated business areas that do not separately meet the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and consolidation entities and eliminations.

     The financial information for PEC segments for the three months ended June 30, 2005 and 2004, is as follows:

     -------------------------------------------------------------------------------------------------
     (in millions)                          2005                                   2004
     -------------------------------------------------------------------------------------------------
                                  PEC                                    PEC
                                Electric     Other      Total          Electric     Other      Total
     -------------------------------------------------------------------------------------------------
     Total revenues             $   860     $   1     $   861         $   861      $   1      $  862
     Postretirement and
     severance charges               46         -          46               5          -           5
     Segment profit (loss)           68        (1)         67              97         (1)         96
     -------------------------------------------------------------------------------------------------

     The financial information for PEC segments for the six months ended June 30, 2005 and 2004 is as follows:

      -----------------------------------------------------------------------------------------------
      (in millions)                           2005                                2004
      -----------------------------------------------------------------------------------------------
                                   PEC                                 PEC
                                 Electric     Other      Total       Electric     Other      Total
      -----------------------------------------------------------------------------------------------
      Total revenues             $ 1,795      $   1     $ 1,796      $ 1,762       $   1    $ 1,763
      Postretirement and
      severance charges               60          -          60            5          -          5
      Segment profit (loss)          184         (2)        182          213          (3)      210
      -----------------------------------------------------------------------------------------------

10.  OTHER INCOME AND OTHER EXPENSE

     Other income and expense includes interest income and other income and expense items as discussed below. The components of other, net as shown on the accompanying Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004, are as follows:

     ---------------------------------------------------------------------------------------------------
                                                          Three Months Ended           Six Months Ended
                                                                June 30                    June 30
                                                       -------------------------  ----------------------
     (in millions)                                          2005         2004        2005           2004
     ---------------------------------------------------------------------------------------------------
     Other income
     Nonregulated energy and delivery services income      $   7         $  3       $  9           $  5
     DIG Issue C20 Amortization (See Note 7)                   2            2          3              4
     AFUDC equity                                              1            1          2              2
     Other                                                     2            6          5              5
     ---------------------------------------------------------------------------------------------------
         Total other income                                $  12        $  12       $ 19           $ 16
     ---------------------------------------------------------------------------------------------------
     Other expense
     Nonregulated energy and delivery services expenses    $   2         $  2       $  4           $  4
     Donations                                                 2            1          5              5
     Write-off of non-trade receivables                        -            -          -              7
     FERC Audit Settlement                                     4            -          4              -
     Other                                                     6            5          7              8
     ---------------------------------------------------------------------------------------------------
        Total other expense                                $  14          $ 8       $ 20           $ 24
     ---------------------------------------------------------------------------------------------------
     Other, net                                            $  (2)         $ 4       $ (1)          $ (8)
     ---------------------------------------------------------------------------------------------------

     Nonregulated energy and delivery services include power protection services and mass market programs such as surge protection, appliance services and area light sales, and delivery, transmission and substation work for other utilities.

     FERC audit settlement includes amounts approved by the FERC on May 25, 2005, to settle the FERC Staff's Audit of PEC's compliance with the FERC's Standards of Conduct and Code of Conduct. In the settlement, PEC agreed to make certain operational and organizational changes and to provide its retail and wholesale customers a one-time credit of approximately $4 million which was recorded as other expense in the second quarter of 2005.

11.  ENVIRONMENTAL MATTERS

     PEC is subject to federal, state and local regulations addressing hazardous and solid waste management, air and water quality and other environmental matters. See Note 17 of PEC's 2004 Annual Report on Form 10-K for a more detailed, historical discussion of these federal, state, and local regulations.

     HAZARDOUS AND SOLID WASTE MANAGEMENT

     The provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), authorize the EPA to require the cleanup of hazardous waste sites. This statute imposes retroactive joint and several liabilities. Some states, including North Carolina and South Carolina, have similar types of legislation. PEC is periodically notified by regulators, including the EPA and various state agencies, of their involvement or potential involvement in sites that may require investigation and/or remediation. There are presently several sites with respect to which PEC has been notified by the EPA and the State of North Carolina of its potential liability, as described below in greater detail. PEC is also currently in the process of assessing potential costs and exposures at other sites. For all sites, as assessments are developed and analyzed, PEC will accrue costs for the sites to the extent the costs are probable and can be reasonably estimated.

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

     PEC filed claims with its general liability insurance carriers to recover costs arising from actual or potential environmental liabilities. All claims have been settled other than with insolvent carriers. These settlements have not had a material effect on the consolidated financial position or results of operations.

     There are nine former MGP sites and a number of other sites associated with PEC that have required or are anticipated to require investigation and/or remediation.

     During the fourth quarter of 2004, the EPA advised PEC that it had been identified as a PRP at the Ward Transformer site located in Raleigh, North Carolina. The EPA offered PEC and a number of other PRPs the opportunity to negotiate cleanup of the site and reimbursement of less than $2 million to the EPA for EPA's past expenditures in addressing conditions at the site. PEC and other PRP's are in discussions with the EPA to reach an agreement. However, as an agreement among PRPs has not yet been reached, it is not possible at this time to reasonably estimate the total amount of PEC's obligation for remediation of the Ward Transformer site. If an agreement cannot be reached, the EPA could issue a unilateral order requiring cleanup of the site. PEC cannot predict the outcome of this matter.

     As of June 30, 2005 and December 31, 2004, PEC's accruals for probable and estimable costs related to various environmental sites, which are included in other liabilities and deferred credits and are expected to be paid out over one to five years, were:

     -----------------------------------------------------------------------------------
     (in millions)                                    June 30, 2005   December 31, 2004
     -----------------------------------------------------------------------------------
     Insurance fund                                             $ 4                 $ 7
     Transferred from North Carolina Natural Gas
         Corporation at time of sale                              2                   2
     -----------------------------------------------------------------------------------
     Total accrual for environmental sites                     $  6                 $ 9
     -----------------------------------------------------------------------------------

     The insurance fund in the table above was established when PEC received insurance proceeds to address costs associated with environmental liabilities related to its involvement with some sites. All eligible expenses related to these are charged against a specific fund containing these proceeds. For the three and six months ended June 30, 2005, PEC made no additional accruals, received no insurance proceeds, and spent approximately $1 million and $3 million, respectively, related to environmental remediation.

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

     The EPA is conducting an enforcement initiative related to a number of coal-fired utility power plants in an effort to determine whether changes at those facilities were subject to New Source Review (NSR) requirements or New Source Performance Standards under the Clean Air Act. The Company was asked to provide information to the EPA as part of this initiative and cooperated in supplying the requested information. The EPA initiated civil enforcement actions against other unaffiliated utilities as part of this initiative. Some of these actions resulted in settlement agreements calling for expenditures by these unaffiliated utilities in excess of $1.0 billion. These settlement agreements have generally called for expenditures to be made over extended time periods, and some of the companies may seek
     recovery  of  the  related  cost  through  rate   adjustments   or  similar
     mechanisms.

     Total capital expenditures to meet the requirements of the final rule under
     Section 110 of the Clean Air Act (NOx SIP Call) in North Carolina and South Carolina could reach approximately $370 million. This amount also includes the cost to install NOx controls under North Carolina's and South Carolina's programs to comply with the federal 8-hour ozone standard. However, further technical analysis and rulemaking may result in requirements for additional controls at some units. PEC has spent approximately $324 million to date related to these projected amounts. Increased operation and maintenance costs relating to the NOx SIP Call are not expected to be material to PEC's results of operations. Further controls are anticipated as electricity demand increases.

     PEC projects that its capital costs to meet emission targets for NOx and SO2 from coal-fired power plants under the Smokestacks Act, will total approximately $895 million by the end of 2013. PEC has expended approximately $190 million of these capital costs through June 30, 2005. The Smokestacks Act requires PEC to amortize 70% of the original cost estimate of $813 million, during a five-year rate freeze period. PEC recognized amortization of $27 million and $54 million, respectively, for the three and six months ended June 30, 2005, and has recognized $302 million in cumulative amortization through June 30, 2005. The remaining amortization requirement will be recorded over the future period ending December 31, 2007. The law permits PEC the flexibility to vary the amortization schedule for recording the compliance costs from zero up to $174 million of amortization expense per year. The NCUC will hold a hearing prior to December 31, 2007, to determine cost recovery amounts for 2008 and future periods. O&M expense will increase due to the additional materials, personnel and general maintenance associated with the equipment. O&M expenses are recoverable through base rates, rather than as part of this program. PEC cannot predict the future regulatory interpretation, implementation or impact of this law.

     On March 10,  2005,  the EPA issued  the final  Clean Air  Interstate  Rule
     (CAIR). The EPA's rule requires 28 states, including North Carolina and South Carolina, and the District of Columbia to reduce NOx and SO2 emissions in order to attain state NOx and SO2 emissions levels. Installation of additional air quality controls is likely to be needed to meet the CAIR requirements. PEC is in the process of determining compliance plans and the cost to comply with the rule. The air quality controls already installed for compliance with the NOx SIP Call and currently planned by PEC to comply with the Smokestacks Act will reduce the costs required to meet the CAIR requirements for PEC's North Carolina units.

     On March 15, 2005, the EPA finalized two separate but related rules: the Clean Air Mercury Rule (CAMR) that sets emissions limits to be met in two phases and encourages a cap and trade approach to achieving those caps, and a de-listing rule that eliminated any requirement to pursue a maximum achievable control technology (MACT) approach for limiting mercury emissions from coal-fired power plants. NOx and SO2 controls also are effective in reducing mercury emissions. However, according to the EPA the second phase cap reflects a level of mercury emissions reduction that exceeds the level that would be achieved solely as a co-benefit of controlling NOx and SO2 under CAIR. PEC is in the process of determining compliance plans and the cost to comply with the CAMR. Installation of additional air quality controls is likely to be needed to meet the CAMR's requirements. The de-listing rule has been challenged by a number of parties; the resolution of the challenges could impact PEC's final compliance plans and costs.

     On June 24, 2005, the Court of Appeals for the District of Columbia Circuit rendered a decision in a suit regarding EPA's NSR rules. As part of the decision, the court struck down a provision excluding pollution control projects from NSR requirements. As a result of this decision, additional regulatory review of the Company's pollution control equipment proposals will be required adding time and cost to the overall project.

     In conjunction with the proposed mercury rule, the EPA proposed a MACT standard to regulate nickel emissions from residual oil-fired units. The EPA withdrew the proposed nickel rule in March 2005.

     In March 2004, the North Carolina Attorney General filed a petition with the EPA under Section 126 of the Clean Air Act, asking the federal government to force coal-fired power plants in 13 other states, including South Carolina, to reduce their NOx and SO2 emissions. The state of North Carolina contends these out-of-state emissions interfere with North Carolina's ability to meet national air quality standards for ozone and particulate matter. On August 1, 2005, the EPA issued a proposed response denying the petition. The EPA's rationale for denial is that compliance with CAIR will reduce the emissions from surrounding states sufficiently to address North Carolina's concerns. The EPA will hold a 60-day public comment period from the date that the proposal is published in the Federal Register and must take final action by March 15, 2006. PEC cannot predict the outcome of this matter.

     In a decision issued July 15, 2005, the U.S. Court of Appeals for the District of Columbia Circuit denied petitions for review filed by several states, cities and organizations seeking the regulation by the EPA of carbon dioxide emissions under the Clean Air Act. The court in a 2-1 decision, held that the EPA Administrator properly exercised his discretion in denying the request for regulation.

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

     Based on new cost information and changes to the estimated time frame of expenditures since December 31, 2004, PEC has revised the estimated amounts and time period for expenditures to meet Section 316(b) requirements of the Clean Water Act. PEC currently estimates that from 2005 through 2010 the range of expenditures will be approximately $15 million to $25 million.

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

12.  COMMITMENTS AND CONTINGENCIES

     Contingencies and significant changes to the commitments discussed in Note 18 of PEC's 2004 Annual Report on Form 10-K are described below.

     A. Purchase Obligations

     As part of PEC's ordinary course of business, it enters into various long and short term contracts for fuel requirements at its generating plants. Through June 30, 2005, these contracts have increased the Company's aggregate purchase obligations for fuel and purchased power by approximately $709 million as compared to the amount stated in the Company's Form 10-K for the year ended December 31, 2004. The increase primarily covers the period ranging from 2005 through 2009. A majority of the contracts related to the increase in purchase obligations for fuel and purchased power are for future coal purchases primarily with fixed prices.

     B. Guarantees

     As a part of normal business, PEC enters into various agreements providing future financial or performance assurances to third parties, which are outside the scope of Financial Accounting Standards Board (FASB) Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). Such agreements include guarantees, standby letters of credit and surety bonds. As of June 30, 2005, PEC does not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included in the accompanying Consolidated Balance Sheets. As of June 30, 2005, PEC had no guarantees issued on behalf of unconsolidated subsidiaries or other third parties.

     C. Insurance

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

     D. Other Contingencies

     1. Pursuant to the Nuclear Waste Policy Act of 1982, the predecessors to PEC entered into contracts with the U.S. Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel (SNF) by no later than January 31, 1998. All similarly situated utilities were required to sign the same standard contract.

     DOE failed to begin taking spent nuclear fuel by January 31, 1998. In January 2004, PEC filed a complaint in the United States Court of Federal Claims against the DOE, claiming that the DOE breached the Standard Contract for Disposal of Spent Nuclear Fuel by failing to accept SNF from various PEC facilities on or before January 31, 1998. Damages due to the DOE's breach will be significant, but have yet to be determined.
     Approximately 60 cases involving the Government's actions in connection with spent nuclear fuel are currently pending in the Court of Federal Claims.

     The DOE and the PEC parties have agreed to a stay of the lawsuit, including discovery. The parties agreed to, and the trial court entered, a stay of proceedings, in order to allow for possible efficiencies due to the resolution of legal and factual issues in previously filed cases in which similar claims are being pursued by other plaintiffs. These issues may include, among others, so-called "rate issues," or the minimum mandatory schedule for the acceptance of SNF and high level waste (HLW) by which the Government was contractually obligated to accept contract holders' SNF and/or HLW, and issues regarding recovery of damages under a partial breach of contract theory that will be alleged to occur in the future. These issues have been or are expected to be presented in the trials or appeals that are currently scheduled to occur during 2005. Resolution of these issues in other cases could facilitate agreements by the parties in the PEC lawsuit, or at a minimum, inform the Court of decisions reached by other courts if they remain contested and require resolution in this case. In July 2005, the parties jointly requested a continuance of the stay through December 15, 2005, which the trial court granted.

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

     In July 2002, Congress passed an override resolution to Nevada's veto of the DOE's proposal to locate a permanent underground nuclear waste storage facility at Yucca Mountain, Nevada. In January 2003, the State of Nevada, Clark County, Nevada, and the City of Las Vegas petitioned the U.S. Court of Appeals for the District of Columbia Circuit for review of the Congressional override resolution. These same parties also challenged the EPA's radiation standards for Yucca Mountain. On July 9, 2004, the Court rejected the challenge to the constitutionality of the resolution approving Yucca Mountain, but ruled that the EPA was wrong to set a 10,000-year compliance period in the radiation protection standard. The EPA is currently reworking the standard but has not stated when the work will be complete. The DOE originally planned to submit a license application to the NRC to construct the Yucca Mountain facility by the end of 2004. However, in November 2004, the DOE announced it would not submit the license application until mid-2005 or later. Also in November 2004, Congressional negotiators approved $577 million for fiscal year 2005 for the Yucca Mountain project, approximately $300 million less than requested by the DOE but approximately the same as approved in 2004. The DOE has acknowledged that a working repository will not be operational until sometime after 2010, but the DOE has not identified a new target date. PEC cannot predict the outcome of this matter.

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

     On May 4, 2004, PEC authorized its outside counsel to file a notice of appeal of the April 6, 2004 judgment, and on May 7, 2004, the notice of appeal was filed with the United States Court of Appeals for the Fourth Circuit. On June 8, 2004, DMT filed a motion to dismiss PEC's appeal on the ground that it was untimely. On July 20, 2005, the appellate court denied DMT's motion to dismiss and ruled that the time for PEC to appeal had not yet expired. The appellate court remanded the case to the trial court for further proceedings.

     PEC recorded a liability for the judgment of approximately $10 million and a regulatory asset for the probable recovery through its fuel adjustment clause in the first quarter of 2004. PEC cannot predict the outcome of this matter.

     3.  On  February  1,  2002,   PEC  filed  a  complaint   with  the  Surface
     Transportation Board (STB) challenging the rates charged by Norfolk Southern Railway Company (Norfolk Southern) for coal transportation to certain generating plants. In a decision served in December, 2003, the STB found that the challenged rates exceeded maximum reasonable rate levels and prescribed lower rates. In a subsequent decision on reconsideration the STB concluded that the rates had not been shown to be unreasonable, following which PEC requested the STB to consider requiring that the rates be phased in over a period of time. During the course of the complaint process, PEC accrued a liability of $42 million. The liability was comprised of $23 million of reparations remitted to PEC by Norfolk Southern that were subject to refund and an additional $19 million, of which $17 million was recorded as deferred fuel cost on the Consolidated Balance Sheet. This matter has now been settled by mutual agreement, and the STB has issued an order dismissing the case. As a result of the settlement, PEC reversed the previously recorded deferred fuel cost and settled the remaining obligations for the approximate amount previously accrued. The settlement had an immaterial impact on PEC's results of operations.

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

o Fuels - primarily engaged in natural gas production in Texas and Louisiana, coal mining, coal terminal services and fuel transportation and delivery in Kentucky, West Virginia and Virginia; and

o Synthetic Fuels - engaged in the production and sale of coal-based solid synthetic fuels and the operation of synthetic fuel facilities for outside parties in Kentucky, West Virginia and Virginia.

The Corporate and Other category includes other businesses engaged in other nonregulated business areas, including telecommunications, primarily in the eastern United States, energy services operations and holding company results, which do not meet the requirements for separate segment reporting disclosure.

Prior to 2005, Rail Services was reported as a separate segment. In connection with the divestiture of Progress Rail (see Note 3 of the Progress Energy Consolidated Interim Financial Statements), the operations of Rail Services were reclassified to discontinued operations in the first quarter of 2005 and therefore are no longer a reportable segment. In addition, synthetic fuel activities were reported in the Fuels segment prior to 2005 and now are considered a separate reportable segment. These reportable segment changes reflect the current reporting structure. For comparative purposes, the prior year results have been restated to conform to the current presentation.

In this section, earnings and the factors affecting earnings for the three and six months ended June 30, 2005 as compared to the same periods in 2004 are discussed. The discussion begins with a summarized overview of the Company's consolidated earnings, which is followed by a more detailed discussion and analysis by business segment.

OVERVIEW

For the quarter ended June 30, 2005, Progress Energy's net loss was $1 million, or $(0.01) per share, compared to net income of $154 million, or $0.63 per share, for the same period in 2004. The decrease in net income as compared to prior year was due primarily to:
     o Postretirement and severance charges recorded throughout the Company related to the cost management initiative.
     o    Unfavorable weather at both utilities.
     o    Unfavorable retail usage in Florida.
     o    The write-off of unrecoverable storm costs in Florida.

     o The change in accounting estimates for certain Energy Delivery capital costs.
     o    Decreased nonregulated generation earnings.
     o    Decreased synthetic fuel earnings.
     o    The impact of tax levelization.
Partially offsetting these items were:
     o    Utility customer growth in the Carolinas and Florida.
     o    Favorable wholesale sales in both the Carolinas and Florida.
     o    Gain recorded on the sale of distribution system in Florida.
     o    Reduced losses recorded on contingent value obligations.

For the six months ended June 30, 2005, Progress Energy's net income was $92 million, or $0.37 per share, compared to $262 million, or $1.08 per share for the same period in 2004. The decrease in net income as compared to prior year was due primarily to:
     o Postretirement and severance charges recorded throughout the Company related to the cost management initiative.
     o    Unfavorable weather at both utilities.
     o    Unfavorable  retail usage in Florida.
     o    The write-off of unrecoverable storm costs in Florida.
     o The change in accounting estimates for certain Energy Delivery capital costs.
     o    Decreased nonregulated generation earnings.
     o    Decreased synthetic fuel earnings.
     o    The impact of tax levelization.
Partially offsetting these items were:
     o    Utility customer growth in the Carolinas and Florida.
     o    Favorable wholesale sales in both the Carolinas and Florida.
     o    Gain recorded on the sale of distribution assets in Florida.
     o    Reduced losses recorded on contingent value obligations.

Basic earnings per share decreased in 2005 due in part to the factors outlined above. Dilution related to the issuances of an aggregate of approximately 4 million and 1 million shares of common stock under the Company's Investor Plus Stock Purchase Plan and employee benefit programs for the year to date in 2005 and the year ended December 31, 2004, respectively, also reduced basic earnings per share by $0.01 and $0.02 for the three and six months ended June 30, 2005, respectively.

The Company's segments contributed the following profits or losses for the three and six months ended June 30, 2005 and 2004:

-------------------------------------------------------------------------------------------------
(in millions)                            Three Months Ended June 30,   Six Months Ended June 30,
Business Segment                                  2005          2004         2005           2004
-------------------------------------------------------------------------------------------------
PEC Electric                                      $ 68          $ 97         $184           $213
PEF                                                 10            84           53            133
Fuels                                               12            17           23             27
CCO                                                 (3)            5           (9)            (3)
Synthetic Fuel                                      23            36           22             72
-------------------------------------------------------------------------------------------------
    Total Segment Profit                           110           239          273            442
-------------------------------------------------------------------------------------------------
Corporate & Other                                 (104)          (93)        (162)          (197)
-------------------------------------------------------------------------------------------------
Income from continuing operations                    6           146          111            245
Discontinued operations, net of tax                 (7)            8          (19)            17
-------------------------------------------------------------------------------------------------
    Net income                                    $ (1)         $154         $ 92           $262
-------------------------------------------------------------------------------------------------

COST MANAGEMENT INITIATIVE

On February 28, 2005, as part of a previously announced cost management initiative, the Company approved a workforce restructuring which is expected to be completed in September 2005 and result in a reduction of approximately 450 positions. The cost management initiative is designed to permanently reduce by $75 million to $100 million the projected growth in the Company's annual operation and maintenance (O&M) expenses by the end of 2007. In addition to the workforce restructuring, the cost management initiative included a voluntary enhanced retirement program. In connection with this initiative, the Company incurred approximately $176 million of pre-tax charges for severance and postretirement benefits during the six months ended June 30, 2005, as described below.

The Company recorded $31 million of severance expense during the first quarter of 2005 for the workforce restructuring and implementation of an automated meter reading initiative at PEF. The workforce restructuring expense was computed based on the approximate number of positions to be eliminated. During the second quarter of 2005, 1,447 employees eligible for participation in the voluntary enhanced retirement program elected to participate. Consequently, in the second quarter of 2005, the Company decreased its estimated severance costs by $13 million due to the impact of the employees electing participation in the voluntary enhanced retirement program. The severance expenses are primarily included in O&M expense on the Consolidated Statements of Income and will be paid over time.

The Company recorded a $141 million charge in the second quarter of 2005 related to postretirement benefits that will be paid over time to eligible employees who elected to participate in the voluntary enhanced retirement program. See Note 8 to the Progress Energy Consolidated Interim Financial Statements for additional information on postretirement benefits. In addition, the Company recorded a $17 million charge for early retirement incentives to be paid over time to certain employees.

The cost management initiative charges are subject to revision in future quarters based on completion of the workforce restructuring and the potential additional impacts that the early retirements and outplacements may have on the Company's postretirement plans. Such revisions may be significant and may adversely impact the Company's results of operations in future periods. In addition, the Company expects to incur certain incremental costs for recruiting and staff augmentation activities that cannot be quantified at this time.

PROGRESS ENERGY CAROLINAS ELECTRIC

PEC Electric contributed segment profits of $68 million and $97 million for the three months ended June 30, 2005 and 2004, respectively. Results for 2005 were unfavorably impacted by higher O&M costs primarily due to postretirement and severance costs associated with the cost management initiative and unfavorable weather. These unfavorable items were partially offset by favorable customer growth and usage and increased wholesale revenues.

PEC Electric contributed segment profits of $184 million and $213 million for the six months ended June 30, 2005 and 2004, respectively. Results for 2005 were unfavorably impacted by higher O&M costs primarily due to postretirement and severance costs associated with the cost management initiative and the change in accounting estimates for certain Energy Delivery capital costs and unfavorable weather. These unfavorable items were partially offset by favorable customer growth and usage and increased wholesale revenues.

Three  months  ended June 30, 2005  compared to the three  months ended June 30,
2004

Revenues

PEC Electric's revenues for the three months ended June 30, 2005 and 2004, and the percentage change by customer class are as follows:

-----------------------------------------------------------------------
(in millions of $)                    Three Months Ended June 30,
Customer Class                   2005    Change     % Change    2004
-----------------------------------------------------------------------
Residential                      $272     $ (12)       (4.2)     $ 284
Commercial                        214         1         0.5        213
Industrial                        164         3         1.9        161
Governmental                       18        (1)       (5.3)        19
------------------------------------------------              --------
    Total retail revenues         668        (9)       (1.3)       677
Wholesale                         154        15        10.8        139
Unbilled                           15        (9)          -         24
Miscellaneous                      23         2         9.5         21
------------------------------------------------             ---------
  Total electric revenues        $860     $  (1)       (0.1)     $ 861
------------------------------------------------             ---------
Less:
Pass-through fuel revenues       (238)      (16)       (7.2)      (222)
------------------------------------------------             ---------
Revenues excluding fuel          $622     $ (17)       (2.7)     $ 639
-----------------------------------------------------------------------

PEC Electric's energy sales for the three months ended June 30, 2005 and 2004, and the amount and percentage change by customer class are as follows:

-----------------------------------------------------------------------
(in millions of kWh)                  Three Months Ended June 30,
Customer Class                   2005    Change     % Change    2004
 ----------------------------------------------------------------------
Residential                     3,285     (240)        (6.8)      3,525
Commercial                      3,087      (85)        (2.7)      3,172
Industrial                      3,230      (50)        (1.5)      3,280
Governmental                      314      (23)        (6.8)        337
 -----------------------------------------------              ---------
  Total retail energy sales     9,916     (398)        (3.9)     10,314
Wholesale                       3,341      227          7.3       3,114
Unbilled                          235     (169)           -         404
------------------------------------------------              ---------
  Total kWh sales              13,492     (340)        (2.5)     13,832
-----------------------------------------------------------------------

PEC Electric's revenues, excluding recoverable fuel revenues of $238 million and $222 million for the three months ended June 30, 2005 and 2004, respectively, decreased $17 million. The decrease in revenues is attributable primarily to unfavorable weather offset partially by favorable retail growth and usage and increased wholesale revenues. The impact of weather is $28 million unfavorable with cooling degree days 36% below prior year. Favorable growth and usage of $6 million was driven by an increase in the number of customers as of June 30, 2005 compared to June 30, 2004 of 28,000. The increase in wholesale revenues less fuel of $3 million was driven primarily by the impact of increased capacity under contract.

Expenses

Fuel and Purchased Power

Fuel and purchased power costs represent the costs of generation, which include fuel purchases for generation, as well as energy purchased in the market to meet customer load. Fuel and purchased power expenses are recovered primarily through cost recovery clauses, and as such changes in these expenses do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues that are subject to recovery is deferred for future collection from or refund to customers.

Fuel and purchased power expenses were $289 million for the three months ended June 30, 2005, which represents a $16 million increase compared to the same period in the prior year. Fuel used in electric generation increased $23 million to $216 million compared to the prior year. This increase is due to an increase in fuel used in generation of $17 million due primarily to higher fuel costs which are being driven primarily by rising coal, oil and natural gas prices. In addition, deferred fuel expense increased $6 million due to the write-off of $5 million in deferred fuel costs as a result of the South Carolina annual fuel hearing. Purchased power expense decreased $7 million to $73 million compared to the prior year. Prior year purchased power costs were higher due to plant outages during periods of favorable weather during the second quarter of 2004.

Operations and Maintenance (O&M)

O&M expenses were $260 million for the three months ended June 30, 2005, which represents a $34 million increase compared to the same period in 2004. Postretirement and severance expenses related to the cost management initiative increased O&M expenses by $46 million during 2005. This is an increase of $41 million compared to the same period in 2004 as prior year expenses include $5 million related to a separate initiative. In addition, O&M expenses increased $6 million related to the change in accounting estimates for certain Energy Delivery capital costs. See discussion of change in Energy Delivery capitalization practice in Note 8F of the Progress Energy annual report on Form 10-K for the year ended December 31, 2004. These unfavorable items were partially offset by decreased plant outage costs of $12 million compared to the same period of 2004, which included a nuclear plant outage.

Depreciation and Amortization

Depreciation and amortization expense was $130 million for the three months ended June 30, 2005, which represents a $3 million increase compared to the same period in 2004. The increase is attributable to higher NC Clean Air amortization of $12 million and higher depreciation for assets placed in service of $1 million. These increases were partially offset by a reduction in depreciation expense of $10 million related to the depreciation studies filed in 2004. Depreciation rates are the same for 2005 and 2004; however, the 2004 year to date retroactive adjustment for the new rates adopted related to the expanded lives of the nuclear units was made in November 2004.

Other income, net

Other income, net has decreased $4 million for the three months ending June 30, 2005, as compared to the same period in the prior year. This fluctuation is due primarily to the FERC Code of Conduct audit settlement reached in 2005 that required $4 million to be refunded to customers (see discussion in Note 12 to the Progress Energy Consolidated Interim Financial Statements).

Income tax expense

GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $3 million for the three months ended June 30, 2005, in order to maintain an effective tax rate consistent with the estimated annual rate. Fluctuations in estimated annual earnings and the timing of various permanent and temporary deductions can also cause swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year. The remaining fluctuation in income tax expense is attributable to reduced earnings compared to prior year.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Revenues

PEC Electric's revenues for the six months ended June 30, 2005 and 2004, and the percentage change by customer class are as follows:

-----------------------------------------------------------------------
(in millions of $)                   Six Months Ended June 30,
Customer Class                     2005    Change    % Change      2004
-----------------------------------------------------------------------
Residential                      $  646     $ (9)       (1.4)    $  655
Commercial                          428        8         1.9        420
Industrial                          313        5         1.6        308
Governmental                         38        -           -         38
-------------------------------------------------             ---------
  Total retail revenues           1,425        4         0.3      1,421
Wholesale                           328       33        11.2        295
Unbilled                            (3)       (4)          -          1
Miscellaneous                        45        -           -         45
-------------------------------------------------             ---------
  Total electric revenues        $1,795     $ 33         1.9     $1,762
-------------------------------------------------             ---------
Less:
Pass-through fuel revenues         (509)     (49)      (10.7)      (460)
-------------------------------------------------             ---------
Revenues excluding fuel          $1,286     $(16)       (1.2)    $1,302
------------------------------------------------------------------------

PEC Electric's energy sales for the six months ended June 30, 2005 and 2004, and the amount and percentage change by customer class are as follows:

-------------------------------------------------------------------------
(in millions of kWh)                 Six Months Ended June 30,
Customer Class                     2005      Change     % Change     2004
-------------------------------------------------------------------------
Residential                       7,957     (309)        (3.7)      8,266
Commercial                        6,167      (63)        (1.0)      6,230
Industrial                        6,161     (112)        (1.8)      6,273
Governmental                        642      (40)        (5.9)        682
-------------------------------------------------                --------
  Total retail energy sales      20,927     (524)        (2.4)     21,451
Wholesale                         7,278      374          5.4       6,904
Unbilled                           (67)      (87)           -          20
-------------------------------------------------               ---------
  Total kWh sales                28,138     (237)        (0.8)     28,375
-------------------------------------------------------------------------

PEC Electric's revenues, excluding recoverable fuel revenues of $509 million and $460 million for the six months ended June 30, 2005 and 2004, respectively, decreased $16 million. The decrease in revenues is attributable primarily to unfavorable weather offset partially by favorable retail growth and usage and increased wholesale revenues. The impact of weather is $47 million unfavorable with cooling degree days 37% below prior year. Favorable growth and usage of $26 million was driven by an increase in the number of customers as of June 30, 2005 compared to June 30, 2004 of 28,000. The increase in wholesale revenues less fuel of $5 million was driven primarily by the impact of increased capacity under contract.

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

Fuel and purchased power expenses were $604 million for the six months ended June 30, 2005, which represents a $45 million increase compared to same period in the prior year. Fuel used in electric generation increased $47 million to $464 million compared to June 30, 2004. This increase is due to an increase in fuel used in generation of $70 million due primarily to higher coal, oil and natural gas costs. The increase in fuel used in generation was offset by a reduction in deferred fuel expense of $24 million as a result of the under-recovery of current period fuel costs offset partially by the write-off of $5 million in deferred fuel costs as a result of the South Carolina annual fuel hearing. Purchased power expense decreased $2 million to $140 million compared to prior year.

Operations and Maintenance (O&M)

O&M expenses were $484 million for the six months ended June 30, 2005, which represents a $49 million increase compared to the same period in 2004. Postretirement and severance expenses related to the cost management initiative increased O&M expenses by $60 million during 2005. This is an increase of $55 million compared to the same period in 2004 as prior year expenses included $5 million related to a separate initiative. In addition, O&M expenses increased $12 million related to the change in accounting estimates for certain Energy Delivery capital costs. See discussion of change in Energy Delivery capitalization practice in Note 8F of the Progress Energy annual report on Form 10-K for the year ended December 31, 2004. These unfavorable items were partially offset by decreased plant outage costs of $8 million compared to 2004, which included an additional planned nuclear plant outage. In addition, results for 2004 included $6 million of costs associated with an ice storm that hit the Carolinas service territory in the first quarter of 2004.

Depreciation and Amortization

Depreciation and amortization expense was $259 million for the six months ended June 30, 2005, which represents a $5 million increase compared to the same period in 2004. The increase is attributable to higher NC Clean Air amortization of $23 million and higher depreciation for assets placed in services of $3 million. These increases were partially offset by a reduction in depreciation expense of $21 million related to the depreciation studies filed in 2004. Depreciation rates are the same for 2005 and 2004; however, the 2004 year to date retroactive adjustment for the new rates adopted related to the expanded lives of the nuclear units was made in November 2004.

Other income, net

Other income, net has increased $8 million for the six months ending June 30, 2005 as compared to the same period in the prior year. This increase is due primarily to a write-off of $7 million of non-trade receivables in the prior year.

Income tax expense

GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $3 million for the six months ended June 30, 2005, in order to maintain an effective tax rate consistent with the estimated annual rate. Fluctuations in estimated annual earnings and the timing of various permanent and temporary deductions can also cause swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year. The remaining fluctuation in income tax expense is attributable primarily to reduced earnings compared to prior year.

PROGRESS ENERGY FLORIDA

PEF contributed segment profits of $10 million and $84 million for the three months ended June 30, 2005 and 2004, respectively. The decrease in profits for the three months ended June 30, 2005 when compared to 2004 is primarily due to higher O&M expenses (as a result of postretirement and severance costs, the write-off of unrecovered storm costs and the change in accounting estimates for certain Energy Delivery capital costs), the impact of milder weather and lower average retail usage per customer, partially offset by higher wholesale sales, favorable provision for rate refund, favorable retail customer growth and the gain on the sale of the Winter Park distribution system.

PEF contributed segment profits of $53 million and $133 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in profits for the six months ended June 30, 2005 when compared to 2004 is primarily due to higher O&M expenses (as a result of postretirement and severance costs, the write-off of unrecovered storm costs and the change in accounting estimates for certain Energy Delivery capital costs), lower average usage per retail customer and the impact of milder weather partially offset by higher wholesale sales, favorable provision for rate refund, favorable retail customer growth and the gain on the sale of the Winter Park distribution system.

Three months ended June 30, 2005 as compared to the three months ended June 30, 2004

Revenues

PEF's electric revenues for the three months ended June 30, 2005 and 2004, and the amount and percentage change by customer class are as follows:

-----------------------------------------------------------------------
(in millions of $)                  Three Months Ended June 30,
Customer Class                  2005       Change  % Change       2004
-----------------------------------------------------------------------
Residential                     $ 431       $   9      2.1       $ 422
Commercial                        227          13      6.1         214
Industrial                         71           5      7.6          66
Governmental                       57           5      9.6          52
Retail revenue sharing              2           5       -           (3)
--------------------------------------------------            --------
    Total retail revenues         788          37      4.9         751
Wholesale                          68          15     28.3          53
Unbilled                           18          (6)       -          24
Miscellaneous                      34           2      6.3          32
--------------------------------------------------            --------
    Total electric revenues     $ 908       $  48      5.6       $ 860
--------------------------------------------------            --------
Less:
--------------------------------------------------            --------
Pass-through revenues            (527)        (49)   (10.3)       (478)
--------------------------------------------------            --------
Revenues excluding pass-
   through revenues             $ 381       $  (1)    (0.3)      $ 382
-----------------------------------------------------------------------

PEF's electric energy sales for the three months ended June 30, 2005 and 2004, and the amount and percentage change by customer class are as follows:

----------------------------------------------------------------------------
(in millions of kWh)                  Three Months Ended June 30,
Customer Class                  2005       Change    Change       2004
----------------------------------------------------------------------------
Residential                     4,341        (164)    (3.6)      4,505
Commercial                      2,888         (53)    (1.8)      2,941
Industrial                      1,040         (11)    (1.0)      1,051
Governmental                      762          11      1.5         751
-------------------------------------------------             --------
    Total retail energy sales   9,031        (217)    (2.3)      9,248
Wholesale                       1,318         225     20.6       1,093
Unbilled                          428        (362)       -         790
-------------------------------------------------             --------
    Total kWh sales            10,777        (354)    (3.2)     11,131
----------------------------------------------------------------------------

PEF's revenues, excluding recoverable fuel and other pass-through revenues of $527 million and $478 million for the three months ended June 30, 2005 and 2004, respectively, decreased $1 million. The decrease in revenues is due to unfavorable average usage per retail customer of $13 million and the impact of milder weather of $5 million with heating degree days and cooling degree days 43% and 7% below prior year, respectively. These decreases were partially offset by favorable provision for rate refund of $5 million (due to lower base revenues as discussed above and a higher revenue sharing threshold in 2005), favorable retail customer growth of $6 million and favorable wholesale revenues of $4 million. Wholesale revenue favorability is attributable primarily to new contracts entered into subsequent to June 2004.

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

Fuel and purchased power expenses were $457 million for the three months ended June 30, 2005, which represents a $42 million increase compared to prior year. This increase is due to increases in fuel used in electric generation and purchased power expenses of $37 million and $5 million, respectively. Increased fuel costs in the current year account for $12 million of the increase in fuel used in electric generation. The remaining increase was due to an increase in deferred fuel expense as recovery of fuel expenses in the current year was greater than in the prior year. In December 2004, the FPSC approved PEF's request for a cost recovery adjustment in its annual filing due to the rising cost of fuel. Fuel recovery rates increased effective January 1, 2005. The increase in purchased power expense was primarily due to higher prices of purchases in the current year as a result of increased fuel costs.

Operations and Maintenance (O&M)

O&M expenses were $288 million for the three months ended June 30, 2005, which represents an increase of $136 million, when compared to the $152 million incurred during the three months ended June 30, 2004. Postretirement and severance expense related to the cost management initiative increased O&M costs by $93 million during 2005. In addition, PEF wrote-off $17 million of unrecoverable storm costs associated with the 2004 hurricanes (see Note 5 to the Progress Energy Consolidated Interim Financial Statements). O&M expense also increased $9 million related to the change in accounting estimates for certain Energy Delivery capital costs. See discussion of change in Energy Delivery capitalization practice in Note 8F of the Progress Energy annual report on Form 10-K for the year ended December 31, 2004. The remaining increase in O&M expense is attributable to higher environmental cost recovery expenses (primarily emission allowances) of $6 million and a $3 million bad debt reserve recorded during the period. The environmental cost recovery expenses are pass-through expenses and have no impact on earnings.

Other income, net

Other income, net has increased $24 million for the three months ended June 30, 2005 as compared to the prior year. This increase was due primarily to the pre-tax gain recognized on the sale of the Winter Park distribution system of $25 million (see Note 5 to the Progress Energy Consolidated Interim Financial Statements). In addition, the equity component of the allowance for funds used during construction increased $3 million as a result of the Hines Unit 3 & Unit 4 construction projects. These favorable items were offset partially by the FERC Code of Conduct audit settlement that required $3 million to be refunded to customers (see discussion in Note 12 to the Progress Energy Consolidated Interim Financial Statements).

Interest charges, net

Total interest charges, net increased $4 million to $32 million for the three months ended June 30, 2005 as compared to $28 million for the three months ended June 30, 2004. This increase is due primarily to additional commercial paper and internal money pool borrowings related to unrecovered storm costs.

Income tax expense

GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $8 million for the three months ended June 30, 2005, in order to maintain an effective tax rate consistent with the estimated annual rate. Fluctuations in estimated annual earnings and the timing of various permanent and temporary deductions can also cause swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year. The remaining fluctuation in income tax expense is attributable to reduced earnings compared to prior period.


Six months ended June 30, 2005 as compared to six months ended June 30, 2004

Revenues

PEF's electric revenues for the six months ended June 30, 2005 and 2004, and the amount and percentage change by customer class are as follows:

----------------------------------------------------------------------------
(in millions of $)                     Six Months Ended June 30,
Customer Class                     2005      Change     % Change       2004
----------------------------------------------------------------------------
Residential                      $  861        $ 37          4.5     $  824
Commercial                          428          33          8.4        395
Industrial                          134           6          4.7        128
Governmental                        110          11         11.1         99
Retail revenue sharing                -           7            -         (7)
----------------------------------------------------              ----------
    Total retail revenues         1,533          94          6.5      1,439
Wholesale                           142          22         18.3        120
Unbilled                             13          (5)           -         18
Miscellaneous                        68           1          1.5         67
----------------------------------------------------              ----------
    Total electric revenues      $1,756        $112          6.8     $1,644
----------------------------------------------------              ----------
Less:
----------------------------------------------------              ----------
Pass-through revenues            (1,028)       (103)       (11.1)      (925)
----------------------------------------------------              ----------
Revenues excluding pass-
   through revenues               $ 728        $  9          1.3     $  719
----------------------------------------------------------------------------

PEF's electric energy sales for the six months ended June 30, 2005 and 2004, and the amount and percentage change by customer class are as follows:

----------------------------------------------------------------------------
(in millions of kWh)                   Six Months Ended June 30,
Customer Class                     2005      Change     % Change       2004
----------------------------------------------------------------------------
Residential                       8,688        (109)        (1.2)     8,797
Commercial                        5,459          28          0.5      5,431
Industrial                        1,981         (93)        (4.5)     2,074
Governmental                      1,471          48          3.4      1,423
----------------------------------------------------              ---------
    Total retail energy sales    17,599        (126)        (0.7)    17,725
Wholesale                         2,655         240          9.9      2,415
Unbilled                            325        (330)           -        655
----------------------------------------------------              ---------
    Total kWh sales              20,579        (216)        (1.0)    20,795
----------------------------------------------------------------------------

PEF's revenues, excluding recoverable fuel and other pass-through revenues of $1.028 billion and $925 million for the six months ended June 30, 2005 and 2004, respectively, increased $9 million. The increase in revenues is due to favorable retail customer growth, increased wholesale revenues and the favorable provision for rate refund of $12 million, $11 million and $7 million, respectively. Wholesale revenue improvement is attributable primarily to new contracts entered into subsequent to May 2004. These increases were partially offset by lower average usage per retail customer of $12 million and the impact of milder weather in the current year of $7 million with heating degree days 18% below the prior year. In addition, weaker industrial sales reduced revenues $2 million.

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

Fuel and purchased power expenses were $890 million for the six months ended June 30, 2005, which represents an $85 million increase compared to prior year. This increase is due to increases in fuel used in electric generation and purchased power expenses of $70 million and $15 million, respectively. Higher system requirements and increased fuel costs in the current year account for $52 million of the increase in fuel used in electric generation. The remaining increase was due to an increase in deferred fuel expense as recovery of fuel expenses in the current year was greater than in the prior year. In December 2004, the FPSC approved PEF's request for a cost recovery adjustment in its annual filing due to the rising cost of fuel. Fuel recovery rates increased effective January 1, 2005. The increase in purchased power expense was primarily due to higher prices of purchases in the current year as a result of increased fuel costs.

Operations and Maintenance (O&M)

O&M expenses were $477 million for the six months ended June 30, 2005, which represents an increase of $165 million, when compared to the $312 million incurred during the six months ended June 30, 2004. Postretirement and severance costs associated with the cost management initiative increased O&M costs by $107 million during 2005. In addition, PEF wrote-off $17 million of unrecoverable storm costs associated with the 2004 hurricanes (see Note 5 to the Progress Energy Consolidated Interim Financial Statements). O&M expense also increased $17 million related to the change in accounting estimates for certain Energy Delivery capital costs. See discussion of change in Energy Delivery capitalization practice in Note 8F of the Progress Energy annual report on Form 10-K for the year ended December 31, 2004. O&M expense increased $11 million due to higher environmental cost recovery expenses (primarily emission allowances). The environmental cost recovery expenses are pass-through expense and have no impact on earnings. The remaining increase in O&M expense is attributable to an $8 million workers compensation benefit adjustment recorded in 2005 as a result of an actuarial study.

Other income, net

Other income, net has increased $28 million for the six months ended June 30, 2005 as compared to the prior year. This increase was due primarily to the pre-tax gain recognized on the sale of the Winter Park distribution system of $25 million (see Note 5 to the Progress Energy Consolidated Interim Financial Statements). In addition, the equity component of the allowance for funds used during construction increased $5 million as a result of the Hines Unit 3 & Unit 4 construction projects. These favorable items were offset partially by the FERC Code of Conduct audit settlement that required $3 million to be refunded to customers (see discussion in Note 12 to the Progress Energy Consolidated Interim Financial Statements).

Interest charges, net

Total interest charges, net increased $6 million to $64 million for the six months ended June 30, 2005 as compared to $58 million for the six months ended June 30, 2004. This increase is due primarily to additional commercial paper and internal money pool borrowings related to unrecovered storm costs.

Income tax expense

GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $8 million for the six months ended June 30, 2005, in order to maintain an effective tax rate consistent with the estimated annual rate. Fluctuations in estimated annual earnings and the timing of various permanent and temporary deductions can also cause swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year. The remaining fluctuation in income tax expense is attributable to reduced earnings compared to prior year.

DIVERSIFIED BUSINESSES

The Company's diversified businesses consist of the Fuels segment, the CCO segment and the Synthetic Fuels segment. These businesses are explained in more detail below.

FUELS

The Fuels' segment operations include natural gas production, coal extraction and terminal operations. The following summarizes Fuels' segment profits for the three and six months ended June 30, 2005 and 2004:

-----------------------------------------------------------------------------------------------
                                      Three Months Ended June 30,    Six Months Ended June 30,
-----------------------------------------------------------------------------------------------
(in millions)                             2005              2004          2005          2004
-----------------------------------------------------------------------------------------------
  Gas production                           $12               $12           $24           $25
  Coal fuel and other operations             -                 5           (1)             2
-----------------------------------------------------------------------------------------------
     Segment Profits                       $12               $17           $23           $27
-----------------------------------------------------------------------------------------------

Natural Gas Operations

Natural gas operations generated profits of $12 million for both of the three months ended June 30, 2005 and 2004, and $24 million and $25 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in gas earnings compared to prior year is attributable to reduced production as a result of the sale of gas assets in 2004 offset partially by higher natural gas prices. In addition, results for the six months ended June 30, 2005 were negatively impacted by a reduction in capitalized interest of $3 million pre-tax. In December 2004, the Company sold certain gas-producing properties and related assets owned by Winchester Production Company, Ltd., a subsidiary of Progress Fuels (North Texas gas operations). The following summarizes the gas production, revenues and gross margins for the three and six months ended June 30, 2005 and 2004 by production facility:

------------------------------------------------------------------------------------------
                                    Three Months Ended June 30,  Six Months Ended June 30,
------------------------------------------------------------------------------------------
                                            2005          2004          2005         2004
------------------------------------------------------------------------------------------
     Production in Bcf equivalent
East Texas/LA gas operations                 6.0           4.9          11.4          9.0
North Texas gas operations                     -           2.7             -          5.3
------------------------------------------------------------------------------------------
    Total Production                         6.0           7.6          11.4         14.3
------------------------------------------------------------------------------------------

         Revenues in millions
East Texas/LA gas operations               $  39           $27           $72         $ 48
North Texas gas operations                     -            13             -           27
------------------------------------------------------------------------------------------
    Total Revenues                         $  39           $40           $72         $ 75
------------------------------------------------------------------------------------------

             Gross Margin
in millions of $                           $  30           $33           $58         $ 60
As a % of revenues                           77%           83%           81%          80%
------------------------------------------------------------------------------------------

Coal Fuel and Other Operations

Coal fuel and other operations earnings were essentially break even for the three months ended June 30, 2005 compared to segment profits of $5 million for the three months ended June 30, 2004. The decrease in earnings compared to the prior period is due to higher coal mining costs (due to rising prices of fuel and steel) and reduced sales volumes due to the expiration of several contracts in the current year. In addition, results were unfavorably impacted by postretirement and severance costs of $4 million pre-tax recorded during 2005 related to the cost management initiative.

Coal fuel and other operations generated segment losses of $1 million for the six months ended June 30, 2005 compared to segment profit of $2 million for the six months ended June 30, 2004. The decrease in earnings of $3 million is due primarily to higher coal mining costs of $11 million pre-tax (due to rising prices of fuel and steel) , a workers compensation accrual adjustment booked during the first quarter of 2005 of $5 million pre-tax and postretirement and severance costs of $6 million pre-tax as a part of the cost management initiative. This unfavorability was partially offset by increased revenues as a result of higher coal prices.

The Company is exploring strategic alternatives regarding the Fuels' coal mining business, which could include divesting these assets. As of June 30, 2005, the carrying value of long-lived assets of the coal mining business was $69 million. The Company cannot currently predict the outcome of this matter.

COMPETITIVE COMMERCIAL OPERATIONS

CCO's operations generated segment losses of $3 million for the three months ended June 30, 2005 compared to segment profit of $5 million in the prior year. The decrease in earnings compared to prior year is due primarily to a reduction in gross margin of $13 million pre-tax ($8 million after-tax) offset partially by favorable interest expense. Contract margins are unfavorable compared to prior year due to the expiration of certain tolling agreements and lower at-market sales. This margin unfavorability was partially offset by increased earnings from new full-requirements contracts and increased load on an existing contract. In addition, interest expense decreased $3 million pre-tax ($2 million after-tax) compared to the prior period due to the termination of CCO's Genco financing arrangement in December 2004.

CCO's operations generated segment losses of $9 million for the six months ended June 30, 2005 compared to segment losses of $3 million in the prior period. The increase in losses compared to prior year is due primarily to a reduction in gross margin of $15 million pre-tax ($9 million after-tax) offset partially by favorable depreciation and amortization expense and interest expense. Contract margins are unfavorable compared to prior year due to the expiration of certain tolling agreements and lower at-market sales. This unfavorability was partially offset by increased earnings from new full-requirements contracts and increased load on an existing contract. In addition, results in the current year included $2 million pre-tax ($1 million after-tax) in postretirement and severance costs associated with the cost management initiative. Depreciation and amortization expenses decreased $4 million pre-tax ($2 million after-tax) as a result of the expiration of certain acquired contracts that were subject to amortization. Interest expense decreased $5 million pre-tax ($2 million after-tax) due to the termination of the Genco financing arrangement in December 2004.

-----------------------------------------------------------------------------------------
                                Three months ended June 30,    Six months ended June 30,
-----------------------------------------------------------------------------------------
(in millions)                         2005             2004          2005           2004
-----------------------------------------------------------------------------------------
Total revenues                      $  158             $ 72          $222          $ 105
Gross margin
   In millions of $                 $   29             $ 42          $ 50          $  65
   As a % of revenues                  18%              58%           23%            62%
Segment losses                      $   (3)            $  5          $ (9)         $   (3)
-----------------------------------------------------------------------------------------

The Company has contracts for its planned production capacity, which includes callable resources from the cooperatives, of approximately 77% for 2005, approximately 81% for 2006 and approximately 75% for 2007. The Company continues to seek opportunities to optimize its nonregulated generation portfolio.

SYNTHETIC FUEL

The synthetic fuel operations generated segment profits of $23 million and $36 million for the three months ended June 30, 2005 and 2004, and $22 million and $72 million for the six months ended June 30, 2005 and 2004, respectively. The production and sale of coal-based solid synthetic fuel generate operating losses, but qualify for tax credits under Section 29 of the Code, which typically more than offset the effect of such losses. See Note 14 to the Progress Energy Consolidated Interim Financial Statements.

The operations resulted in the following for the three and six months ended June 30, 2005 and 2004:

------------------------------------------------------------------------------------------------
                                         Three Months Ended June 30,   Six Months Ended June 30,
------------------------------------------------------------------------------------------------
(in millions)                                   2005           2004         2005          2004
-----------------------------------------------------------------------------------------------
Tons sold                                        2.3            2.7          4.3           5.7
-----------------------------------------------------------------------------------------------

Operating losses, excluding tax credits       $  (39)          $(35)       $ (77)         $(77)
Tax credits generated, net                        62             71           99           149
-----------------------------------------------------------------------------------------------
    Segment profits                           $   23           $ 36         $ 22          $ 72
-----------------------------------------------------------------------------------------------

Synthetic fuels' earnings for the three months ended June 30, 2005 as compared to the prior period were negatively impacted by lower sales and higher production costs. The decrease in sales is due primarily to an internal change in the quarterly production schedule in 2005 compared to 2004.

Synthetic fuels' earnings for the six months ended June 30, 2005 as compared to the prior period were negatively impacted by lower sales and the forfeiture of tax credits as a result of the sale of Progress Rail. The decrease in sales year over year is primarily attributable to an internal change in the quarterly production schedule in 2005 compared to 2004. The sale of Progress Rail resulted in a capital loss for tax purposes, therefore $17 million of previously recorded tax credits were forfeited during the current year. See Note 14 to the Progress Energy Consolidated Interim Financial Statements for further discussion.

In response to the historically high oil prices to date in 2005, the Company adjusted its planned production schedule for its synthetic fuel plant by shifting some of its production planned for April and May 2005 to the second half of 2005. If oil prices rise and stay at levels high enough to cause a phase out of tax credits, the Company may reduce planned production or suspend production at some or all of its synthetic fuel facilities.

CORPORATE & OTHER

Corporate & Other consists of the operations of Progress Energy Holding Company (the holding company), Progress Energy Service Company and other consolidating and non-operating entities. Corporate & Other also includes other nonregulated business areas including the telecommunications operations of Progress Telecom, LLC (PT LLC) and the operations of Strategic Resource Solutions (SRS). PT LLC operations provide broadband capacity services, dark fiber and wireless services in Florida and the eastern United States. SRS was engaged in providing energy services to industrial, commercial and institutional customers to help manage energy costs primarily in the southeastern United States. During 2004, SRS sold its subsidiary, Progress Energy Solutions (PES). With the disposition of PES, the Company exited this business area.

Other nonregulated business areas

Other nonregulated businesses contributed segment losses of $2 million for the three months ended June 30, 2005 compared to segment losses of $31 million for the three months ended June 30, 2004. This favorability is due primarily to a reduction in losses at SRS. During the second quarter of 2004 SRS recorded the litigation settlement reached with the San Francisco United School District related to civil proceedings. In June 2004, SRS reached a settlement with the District which settled all outstanding claims for approximately $43 million pre-tax ($29 million after-tax).

Other nonregulated businesses contributed segment losses of $2 million for the six months ended June 30, 2005 compared to segment losses of $35 million for the six months ended June 30, 2004. This favorability is due primarily to the reduction of losses at SRS as discussed above.

Corporate Services

Corporate Services (Corporate) includes the operations of the Holding Company, the Service Company and consolidation entities, as summarized below:

---------------------------------------------------------------------------------------------
                                      Three Months Ended June 30,  Six Months Ended June 30,
---------------------------------------------------------------------------------------------
Income (expense) in millions                  2005          2004        2005          2004
---------------------------------------------------------------------------------------------
  Other interest expense                   $  (72)         $ (67)     $ (143)       $ (140)
  Contingent value obligations                  -             (5)          -           (13)
  Tax levelization                            (49)            (5)        (52)          (43)
  Tax reallocation                             (9)            (9)        (19)          (18)
  Other income taxes                           32             28          62            59
  Other                                        (4)            (4)         (8)           (7)
---------------------------------------------------------------------------------------------
    Segment profit (loss)                  $ (102)         $ (62)     $ (160)       $ (162)
---------------------------------------------------------------------------------------------

Other interest expense increased $5 million compared to $67 million for the three months ended June 30, 2004 and increased $3 million compared to $140 million for the six months ended June 30, 2004. Interest expense increased during the current periods due to increased rates on commercial paper borrowings, interest rate swaps and additional expenses incurred related to draw downs on revolving credit agreements.

Progress Energy issued 98.6 million contingent value obligations (CVOs) in connection with the 2000 FPC acquisition. Each CVO represents the right to receive contingent payments based on the performance of four synthetic fuel facilities owned by Progress Energy. The payments, if any, are based on the net after-tax cash flows the facilities generate. At June 30, 2005 and 2004, the CVOs had fair market values of approximately $13 million and $36 million, respectively. Progress Energy recorded unrealized losses of $0.5 million and $5 million for the three months ended June 30, 2005 and 2004, respectively, to record the changes in fair value of the CVOs, which had average unit prices of $0.14 and $0.36 at June 30, 2005 and 2004, respectively. Progress Energy recorded an unrealized loss of $13 million for the six months ended June 30, 2004. The CVO values at June 30, 2005 were unchanged from the December 31, 2004 values, thus requiring no recognition of unrealized gain or loss for the six months ended June 30, 2005.

GAAP requires companies to apply a levelized effective tax rate to interim periods that is consistent with the estimated annual effective tax rate. Income tax expense was increased by $49 million and $5 million for the three months ended June 30, 2005 and 2004, and $52 million and $43 million for the six months ended June 30, 2005 and 2004, respectively, in order to maintain an effective tax rate consistent with the estimated annual rate. The tax credits associated with the Company's synthetic fuel operations primarily drive the required levelization amount. Fluctuations in estimated annual earnings and tax credits can also cause large swings in the effective tax rate for interim periods. Therefore, this adjustment will vary each quarter, but will have no effect on net income for the year.

DISCONTINUED OPERATIONS

On March 24, 2005, the Company completed the sale of Progress Rail to One Equity Partners LLC, a private equity firm unit of J.P. Morgan Chase & Co. Gross cash proceeds from the sale are estimated to be approximately $430 million, consisting of $405 million base proceeds plus an estimated working capital adjustment. Proceeds from the sale were used to reduce debt. The accompanying consolidated interim financial statements have been restated for all periods presented for the discontinued operations of Progress Rail. See Notes 3 and 14B to the Progress Energy Consolidated Interim Financial Statements for additional discussion.

Rail discontinued operations resulted in losses of $7 million for the three months ended June 30, 2005 compared to profits of $7 million for the three months ended June, 2004. Earnings for 2005 include an adjustment of $7 million to the estimated after-tax loss on the sale related to working capital adjustments and other revisions of operating estimates. Results for 2004 include three months of operations. Results for the three months ended June 30, 2005 do not include any income or loss from operations as the sale closed in the first quarter. See discontinued earnings summary included at Note 3 to the Progress Energy Consolidated Interim Financial Statements.

Rail discontinued operations resulted in losses of $19 million for the six months ended June 30, 2005 compared to profits of $16 million for the six months ended June 30, 2004. Earnings for 2005 include an estimated after-tax loss on the sale of $24 million. Results for 2004 included six months of earnings activity compared to only three months in 2005.

NCNG discontinued operations contributed $1 million of net income for the three and six months ended June 30, 2004. The sale of NCNG to Piedmont Natural Gas Company closed in 2003; however, during the three and six months ended June 30, 2004, the Company recorded an additional gain of $1 million after tax related to deferred taxes on the loss from the sale.


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

Cash Flows from Operations

Net cash provided by operating activities decreased $322 million for the six months ended June 30, 2005, when compared to the corresponding period in the prior year. The decrease in operating cash flow was due primarily to a $313 million increase in working capital requirements. The increase in working capital requirements was primarily driven by $90 million in synthetic fuel royalty payments (see Note 14D), a $71 million difference in PEC's coal inventory fluctuations, $73 million due to timing of tax payments at PEF, and a $32 million reduction in tax liabilities related to the loss on disposal of Rail. See Note 3 to the Progress Energy Consolidated Interim Financial Statements.

Investing Activities

Net cash used in  investing  activities  decreased  by $55  million  for the six months ended June 30, 2005, when compared to the corresponding period in the prior year. The decrease is due primarily to $405 million in proceeds from the sale of Progress Rail in March 2005, compared to $94 million in proceeds from the sale of assets during the six months ended June 30, 2004. See Note 3 to the Progress Energy Consolidated Interim Financial Statements. This was partially offset by $160 million of lower net proceeds from short-term investments, $86 million in additional capital expenditures for utility property and nuclear fuel additions, and the purchase of natural gas assets for $46 million at Progress Fuels in May 2005. See Note 4 to the Progress Energy Consolidated Interim Financial Statements.

Financing Activities

Net cash used in financing activities was $166 million for the six months ended June 30, 2005, compared to $520 million for the six months ended June 30, 2004, or a net decrease of $354 million. The change in cash used in financing activities was due primarily to the March 1, 2004 maturity of $500 million 6.55% senior unsecured notes. These notes were paid with cash and commercial paper capacity which was created from the sale of assets during 2003.

In January 2005, the Company used proceeds from the issuance of commercial paper to pay off $260 million of revolving credit agreement (RCA) loans, which included $90 million at PEC and $170 million at PEF.

On January 31, 2005, Progress Energy, Inc. entered into a new $600 million RCA, which was to expire on December 30, 2005. This facility was added to provide additional liquidity, to the extent necessary, during 2005 due in part to the uncertainty of the timing of storm restoration cost recovery from the hurricanes in Florida during 2004. On February 4, 2005, $300 million was drawn under the new facility to reduce commercial paper and pay off the remaining amount of loans outstanding under other RCA facilities, which consisted of $160 million at Progress Energy and $55 million at PEF. As discussed below, the maximum size of this RCA was reduced to $300 million on March 22, 2005 and subsequently terminated on May 16, 2005.

On March 22, 2005, PEC issued $300 million of First Mortgage Bonds, 5.15% Series due 2015, and $200 million of First Mortgage Bonds, 5.70% Series due 2035. The net proceeds from the sale of the bonds were used to pay at maturity $300 million of PEC's 7.50% Senior Notes on April 1, 2005 and reduce the outstanding balance of PEC's commercial paper. Pursuant to the terms of the Progress Energy $600 million RCA, commitments were reduced to $300 million, effective March 22, 2005.

In March 2005, Progress Energy, Inc.'s $1.1 billion five-year credit facility was amended to increase the maximum total debt to total capital ratio from 65% to 68% due to the potential impacts of a proposed interpretation of SFAS No. 109 regarding accounting rules for uncertain tax positions (See Note 2).

On March 28, 2005, PEF entered into a new $450 million five-year RCA with a syndication of financial institutions. The RCA will be used to provide liquidity support for PEF's issuances of commercial paper and other short-term obligations. The RCA will expire on March 28, 2010. The new $450 million RCA replaced PEF's $200 million three-year RCA and $200 million 364-day RCA, which were each terminated effective March 28, 2005. Fees and interest rates under the $450 million RCA are to be determined based upon the credit rating of PEF's long-term unsecured senior non-credit enhanced debt, currently rated as A3 by Moody's Investor Services (Moody's) and BBB by Standard and Poor's (S&P). The RCA includes a defined maximum total debt to capital ratio of 65%. The RCA also contains various cross-default and other acceleration provisions, including a cross-default provision for defaults of indebtedness in excess of $35 million. The RCA does not include a material adverse change representation for borrowings or a financial covenant for interest coverage, which had been provisions in the terminated agreements.

On March 28, 2005, PEC entered into a new $450 million five-year RCA with a syndication of financial institutions. The RCA will be used to provide liquidity support for PEC's issuances of commercial paper and other short-term obligations. The RCA will expire on June 28, 2010. The new $450 million RCA replaced PEC's $285 million three-year RCA and $165 million 364-day RCA, which were each terminated effective March 28, 2005. Fees and interest rates under the $450 million RCA are to be determined based upon the credit rating of PEC's long-term unsecured senior non-credit enhanced debt, currently rated as Baa1 by Moody's and BBB by S&P. The RCA includes a defined maximum total debt to capital ratio of 65%. The RCA also contains various cross-default and other acceleration provisions, including a cross-default provision for defaults of indebtedness in excess of $35 million. The RCA does not include a material adverse change representation for borrowings, which had been a provision in the terminated agreements.

In May 2005, Progress Energy, Inc. used proceeds from the issuance of commercial paper to pay off $300 million of its $600 million RCA.

On May 16, 2005, PEF issued $300 million of First Mortgage Bonds, 4.50% Series due 2010. The net proceeds from the sale of the bonds were used to reduce the outstanding balance of commercial paper. Pursuant to the terms of the Progress Energy $600 million RCA, commitments were completely reduced and the RCA was terminated, effective May 16, 2005.

On July 1, 2005, PEF paid at maturity $45 million of its 6.72% Medium-Term Notes, Series B with short-term debt proceeds.

On July 28, 2005, PEC filed a shelf registration statement with the SEC to provide an additional $1.0 billion of capacity in addition to the $400 million remaining on PEC's current shelf registration statement. The shelf registration statement will allow PEC to issue various securities, including First Mortgage Bonds, Senior Notes, Debt Securities and Preferred Stock.

On July 28, 2005, PEF filed a shelf registration statement with the SEC to provide an additional $1.0 billion of capacity in addition to the $450 million remaining on PEF's current shelf registration statement. The shelf registration statement will allow PEF to issue various securities, including First Mortgage Bonds, Debt Securities and Preferred Stock.

For the six months ended June 30, 2005, the Company issued approximately 4.0 million shares representing approximately $171 million in proceeds from its Investor Plus Stock Purchase Plan and its employee benefit and stock option plans, net of purchases of restricted shares. For the year 2005, the Company expects to realize approximately $200 million aggregate amount from the sale of stock through these plans.

Future Liquidity and Capital Resources

As of June 30, 2005, there were no material changes in the Company's "Capital Expenditures," "Other Cash Needs," "Credit Facilities," or "Credit Rating Matters" as compared to those discussed under in Item 7 of the Form 10-K, other than "Environmental Matters" and as described below and under "Financing Activities."

As of June 30, 2005, the current portion of long-term debt was $848 million, which the Company expects to fund from proceeds from the sale of Progress Rail, issuances of new long-term debt, commercial paper borrowings and/or issuance of new equity securities.

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

On June 21, 2005, the FPSC ruled that PEF will recover $232 million of storm costs over a two-year period. PEF's initial petition was for $252 million. The final order was received on July 14, 2005.

On June 1, 2005, Florida Governor Jeb Bush signed into law a bill that would allow utilities to petition the FPSC to use securitized bonds to recover storm related costs. PEF intends to ask the FPSC for approval to issue securitized debt. This arrangement would benefit the Company by providing immediate cash recovery of the hurricane costs and would benefit the customer by providing a longer recovery period, which will reduce the price impact on monthly bills. Assuming FPSC approval, PEF expects the process to take six to nine months to complete.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company's off-balance sheet arrangements and contractual obligations are described below.

Guarantees

As a part of normal business, Progress Energy and certain wholly owned subsidiaries enter into various agreements providing future financial or performance assurances to third parties that are outside the scope of Financial Accounting Standards Board (FASB) Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45). These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to Progress Energy and subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended commercial purposes. The Company's guarantees include performance obligations under power supply agreements, tolling agreements, transmission agreements, gas agreements, fuel procurement agreements and trading operations. The Company's guarantees also include standby letters of credit, surety bonds and guarantees in support of nuclear decommissioning. As of June 30, 2005, the Company had issued $1.3 billion of guarantees for future financial or performance assurance. The Company does not believe conditions are likely for significant performance under the guarantees of performance issued by or on behalf of affiliates.

The majority of contracts supported by the guarantees contain provisions that trigger guarantee obligations based on downgrade events to below investment grade (below BBB- or Baa3), ratings triggers, monthly netting of exposure and/or payments and offset provisions in the event of a default. As of June 30, 2005, no guarantee obligations had been triggered. If the guarantee obligations were triggered, the maximum amount of liquidity requirements to support ongoing operations within a 90-day period, associated with guarantees for the Company's nonregulated portfolio and power supply agreements was $437 million. The Company believes that it would be able to meet this obligation with cash or letters of credit.

As of June 30, 2005, the Company has issued guarantees and indemnifications of certain legal, tax and environmental matters to third parties in connection with sales of businesses and for timely payment of obligations in support of its non-wholly owned synthetic fuel operations. Related to the sales of businesses, the notice period extends until 2012 for the majority of matters provided for in the indemnification provisions. For matters for which the Company has received timely notice, the Company's indemnity obligations may extend beyond the notice period. Certain environmental indemnifications related to the sale of synthetic fuel operations have no limitations as to time or maximum potential future payments. Other guarantees and indemnifications have an estimated maximum exposure of approximately $152 million. As of June 30, 2005, the Company has recorded liabilities related to guarantees and indemnifications to third-parties of $27 million. Management does not believe conditions are likely for significant performance under these agreements in excess of the recorded liabilities.

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

Contractual Obligations

As part of Progress Energy's ordinary course of business, it enters into various long and short term contracts for fuel requirements at its generating plants. Through June 30, 2005, contracts procured through PEC have increased the Company's aggregate purchase obligations for fuel and purchased power by approximately $709 million as compared to the amount stated in the Company's Form 10-K for the year ended December 31, 2004. The increase primarily covers the period ranging from 2005 through 2009. A majority of the contracts related to the increase in purchase obligations for fuel and purchased power are for future coal purchases primarily with fixed prices.

OTHER MATTERS

Synthetic Fuels Tax Credits

The Company has substantial operations associated with the production of coal-based solid synthetic fuels. The production and sale of these products qualifies for federal income tax credits so long as certain requirements are satisfied. These operations are subject to numerous risks.

Although the Company believes that it operates its synthetic fuel facilities in compliance with applicable legal requirements for claiming the credits, its four Earthco facilities are under audit by the IRS. IRS field auditors have taken an adverse position with respect to the Company's compliance with one of these legal requirements, and if the Company fails to prevail with respect to this position, it could incur significant liability and/or lose the ability to claim the benefit of tax credits carried forward or generated in the future. Similarly, in July 2005 the Financial Accounting Standards Board issued proposed new accounting rules that would require that uncertain tax benefits (such as those associated with the Earthco plants) be probable of being sustained in order to be recorded on the financial statements; if adopted as currently drafted, this provision could have an adverse financial impact on the Company. See Note 2 to the Progress Energy Consolidated Interim Financial Statements.

The Company's ability to utilize tax credits is dependent on having sufficient tax liability. Any conditions that reduce the Company's tax liability, such as weather, could also diminish the Company's ability to utilize credits, including those previously generated, and the synthetic fuel is generally not economical to produce absent the credits. Finally, the tax credits associated with synthetic fuels may be phased out if market prices for crude oil exceed certain prices.

The Company's synthetic fuel operations and related risks are described in more detail in Note 14 to the Progress Energy Consolidated Interim Financial Statements and in the Risk Factors section of Progress Energy's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the SEC on March 16, 2005.

PEF Rate Case Filing

On April 29, 2005, PEF submitted minimum filing requirements, based on a 2006 projected test year, to initiate a base rate proceeding regarding its future base rates. In its filing, PEF has requested a $206 million annual increase in base rates effective January 1, 2006. PEF's request for an increase in base rates reflects an increase in operational costs with (i) the addition of Hines 2 generation facility into base rates rather than the Fuel Clause as was permitted under the terms of existing Stipulation and Settlement Agreement (the Agreement), (ii) completion of the Hines 3 generation facility, (iii) the need, in light of recent history, to replenish PEF's depleted storm reserve on a going-forward basis by adjusting the annual accrual, (iv) the expected infrastructure investment necessary to meet high customer expectations, coupled with the demands placed on PEF's system due to strong customer growth, (v) significant additional costs including increased depreciation and fossil dismantlement expenses and (vi) general inflationary pressures.

Hearings on the base rate proceeding are scheduled from September 7 through September 16, 2005, and a final decision is expected by the end of 2005. Although the Company cannot predict the outcome of this matter, an adverse outcome could negatively impact the Company's and PEF's financial condition and results of operations.

PEF Storm Cost Filing

On July 14, 2005, the Florida Public Service Commission (FPSC) issued an order authorizing PEF to recover $232 million, including interest, of the costs it incurred and previously deferred related to PEF's restoration of power associated with the four hurricanes in 2004. The ruling will allow PEF to include a charge of approximately $3.27 on the average residential monthly customer bill beginning August 1, 2005. The ruling by the FPSC approved the majority of the Company's request with two exceptions: the reclassification of $8 million from O&M to utility plant and reclassification of $17 million as normal O&M expense. As a result of these adjustments, approximately $17 million was charged to O&M expense in June 2005, representing the retail portion of these adjustments.

The amount included in the original petition requesting recovery of $252 million in November 2004 was an estimate, as actual total costs were not known at that time. The Company currently estimates that it has incurred an additional $18 million in costs over and above the amount requested in the petition. The difference between the actual costs and the amount requested will be trued-up in September 2005, subject to FPSC approval, and the impact will be included in customer bills beginning January 1, 2006.

On June 1, 2005, Florida Governor Jeb Bush signed into law a bill that would allow utilities to petition the FPSC to use securitized bonds to recover storm related costs. PEF intends to ask the FPSC for approval to issue securitized debt. This arrangement would benefit the Company by providing immediate cash recovery of the hurricane costs and would benefit the customer by providing a longer recovery period, which will reduce the price impact on monthly bills. Assuming FPSC approval, PEF expects the process to take six to nine months to complete.

Energy Bill

On July 29, 2005, the U.S. Senate gave the final approval for comprehensive energy policy legislation. This bill provides tax changes for the utility industry, incentives for emissions reductions, and federal insurance and incentives to build new nuclear power plants. The U.S. House passed the measure on July 28, 2005, and President Bush is expected to sign the legislation into law on or about August 8, 2005.

The bill contains key provisions affecting the electric power industry, including provisions on nuclear security and nuclear regulatory risk insurance, repeal of the Public Utility Holding Company Act (PUHCA), and protection for native retail load customers of utilities that are not in regional transmission organizations. It gives the Federal Energy Regulatory Commission (FERC) "backstop" transmission siting authority as well as increased utility merger oversight. The bill also provides incentives and funding for clean coal technologies and initiatives to voluntarily reduce greenhouse gases and redesignates the Section 29 tax credit as a general business credit.

The Company is reviewing the new energy bill legislation and cannot currently predict what impact the proposed law would have on its financial condition and results of operations.

Franchise Litigation

Two cities, Edgewood and Belleair, with a total of approximately 4,000 customers, have litigation pending against PEF in two circuit courts in Florida. As discussed below, proceedings against PEF by a third city, the City of Winter Park, Florida, were concluded in the second quarter of 2005. As previously reported, the lawsuits principally seek (1) a declaratory judgment that the cities have the right to purchase PEF's electric distribution system located within the municipal boundaries of the cities, (2) a declaratory judgment that the value of the distribution system must be determined through arbitration, and
(3) injunctive relief requiring PEF to continue to collect from PEF's customers, and remit to the cities, franchise fees during the pending litigation, as long as PEF continues to occupy the cities' rights-of-way to provide electric service, notwithstanding the expiration of the franchise ordinances under which PEF had agreed to collect such fees. The circuit courts in those cases have entered orders requiring arbitration to establish the purchase price of PEF's electric distribution system within five cities. Two appellate courts have upheld those circuit court decisions and authorized the cities to determine the value of PEF's electric distribution system within those cities, which orders have been upheld by the appellate courts.

Arbitration in the case by the City of Winter Park (the City) was completed in February 2003. That arbitration panel issued an award in May 2003 setting the value of PEF's distribution system within the City (13,000 customers) at approximately $32 million, not including separation and reintegration and construction work in progress, which could add several million dollars to the award. The panel also awarded PEF approximately $11 million in stranded costs, which, according to the award, decrease over time. In September 2003, Winter Park voters passed a referendum that would authorize the City to issue bonds of up to approximately $50 million to acquire PEF's electric distribution system. On April 26, 2004, the City Commission voted to proceed with the acquisition. The City sought and received wholesale power supply bids and on June 24, 2004, executed a wholesale power supply contract with PEF with a five-year term from the date service begins and a renewal option. On May 12, 2004, the City solicited bids to operate and maintain the distribution system and awarded a contract in January 2005. On February 10, 2005, PEF filed a petition with the Florida Public Service Commission (FPSC) to relieve the Company of its statutory obligation to serve customers in Winter Park on June 1, 2005, or at such time when the City is able to provide retail service. On April 19, 2005, the FPSC voted to approve PEF's petition. On June 1, 2005, the City acquired PEF's electric distribution assets that serve the City for approximately $42 million. PEF transferred the distribution assets to the City on June 1, 2005 and recognized a pre-tax gain of $25 million on the transaction, which is included in other, net on the Consolidated Statements of Income. This amount is subject to true-up pending accumulation of the final capital expenditures since arbitration. PEF also recorded a regulatory liability of $8 million for stranded cost revenues which will be amortized to revenues over the next six years in accordance with the provisions of the transfer agreement with the City.

Arbitration with the 2,500-customer Town of Belleair (the Town) was completed in June 2003. In September 2003, the arbitration panel issued an award in that case setting the value of the electric distribution system within the Town at approximately $6 million. The panel further required the Town to pay to PEF its requested $1 million in separation and reintegration costs and $2 million in stranded costs. The Town has not yet decided whether it will attempt to acquire the system; however, on January 18, 2005, it issued a request for proposals for wholesale power supply and to operate and maintain the distribution system. In March 2005, PEF submitted a bid to supply wholesale power to the Town. The Town received several other proposals for wholesale power and distribution services. In February 2005, the Town Commission also voted to put the issue of whether to acquire the distribution system to a voter referendum. A referendum is scheduled to occur on November 8, 2005. At this time, whether and when there will be further proceedings regarding the Town of Belleair cannot be determined.

Arbitration in the remaining city's litigation (the 1,500-customer City of Edgewood) has not yet been scheduled. On February 17, 2005, the parties filed a joint motion to stay the litigation for a 90-day period during which the parties will discuss potential settlement. In April, the City Council voted to proceed with arbitration and on July 6, 2005, the circuit court referred the matter to arbitration, but did not set an arbitration date. The parties are engaged in settlement discussions and have reached a tentative agreement to resolve the case under which the City of Edgewood would sign a 30-year franchise agreement. At this time, whether and when there will be further proceedings regarding the City of Edgewood cannot be determined.

A fourth city (the 7,000-customer City of Maitland) is contemplating municipalization but has indicated its intent to enter into a new franchise agreement with PEF. Maitland's franchise expires in August 2005. At this time, whether and when there will be further proceedings regarding the City of Maitland cannot be determined.

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

Environmental Matters

The Company is subject to federal, state and local regulations addressing air and water quality, hazardous and solid waste management and other environmental matters. The Company currently estimates total compliance costs, for PEC and PEF combined, related to environmental laws and regulations addressing air and water quality, which will primarily be for capital expenditures, may be in excess of $2.0 billion over ten years. These environmental matters are discussed in detail in Note 13. This discussion identifies specific environmental issues, the status of the issues, accruals associated with issue resolutions and the associated exposures to the Company. The Company accrues costs to the extent they are probable and can be reasonably estimated. It is reasonably possible that additional losses, which could be material, may be incurred in the future.

Progress Energy Carolinas, Inc.

The information required by this item is incorporated herein by reference to the following portions of Progress Energy's Management's Discussion and Analysis of Financial Condition and Results of Operations, insofar as they relate to PEC:
RESULTS OF OPERATIONS; LIQUIDITY AND CAPITAL RESOURCES and OTHER MATTERS.

RESULTS OF OPERATIONS

The results of operations for the PEC Electric segment are identical between PEC and Progress Energy. The results of operations for PEC's nonutility subsidiaries for the three and six months ended June 30, 2005 and 2004 are not material to PEC's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities decreased $157 million for the six months ended June 30, 2005, when compared to the corresponding period in the prior year. The decrease was caused primarily by a change in emission allowance inventory fluctuations of $46 million and a $102 million increase in working capital requirements, primarily driven by a $71 million difference in coal inventory fluctuations.

Cash used in investing activities increased $194 million for the six months ended June 30, 2005, when compared to the corresponding period in the prior year primarily due to lower net proceeds from short-term investments in 2005 compared to 2004.

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

Contractual Obligations

As part of PEC's ordinary course of business, it enters into various long and short term contracts for fuel requirements at its generating plants. Through June 30, 2005, these contracts have increased the Company's aggregate purchase obligations for fuel and purchased power by approximately $709 million as compared to the amount stated in the Company's Form 10-K for the year ended December 31, 2004. The increase primarily covers the period ranging from 2005 through 2009. A majority of the contracts related to the increase in purchase obligations for fuel and purchased power are for future coal purchases primarily with fixed prices.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Progress Energy, Inc.

Other than described below, the various risks that the Company is exposed to has not materially changed since December 31, 2004.

Progress Energy and its subsidiaries are exposed to various risks related to changes in market conditions. Market risk represents the potential loss arising from adverse changes in market rates and prices. The Company has a risk management committee that includes senior executives from various business groups. The risk management committee is responsible for administering risk management policies and monitoring compliance with those policies by all subsidiaries. Under its risk policy, the Company may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. Such instruments contain credit risk to the extent that the counterparty fails to perform under the contract. The Company mitigates such risk by performing credit reviews using, among other things, publicly available credit ratings of such counterparties.

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

Interest Rate Risk

The Company's exposure to changes in interest rates from fixed rate and variable rate long-term debt at June 30, 2005 has changed from December 31, 2004. The total fixed rate long-term debt as of June 30, 2005, was $9.35 billion, with an average interest rate of 6.40% and fair market value of $10.16 billion. The total variable rate long-term debt as of June 30, 2005, was $0.86 billion, with an average interest rate of 2.41% and fair market value of $0.86 billion.

In addition to the Company's variable rate long-term debt, the Company typically has commercial paper and/or loans outstanding under its RCA facilities, which are also exposed to floating interest rates. As of June 30, 2005, approximately 11.4% of consolidated debt, including interest rate swaps, was in floating rate mode compared to 16.1% at the end of 2004.

From time to time, Progress Energy uses interest rate derivative instruments to adjust the mix between fixed and floating rate debt in its debt portfolio, to mitigate its exposure to interest rate fluctuations associated with certain debt instruments, and to hedge interest rates with regard to future fixed rate debt issuances.

The notional amounts of interest rate derivatives are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in the transaction is the cost of replacing the agreements at current market rates. Progress Energy only enters into interest rate derivative agreements with banks with credit ratings of single A or better.

The Company uses a number of models and methods to determine interest rate risk exposure and fair value of derivative positions. For reporting purposes, fair values and exposures of derivative positions are determined as of the end of the reporting period using the Bloomberg Financial Markets system.

In accordance with SFAS No. 133, interest rate derivatives that qualify as hedges are broken into one of two categories, cash flow hedges or fair value hedges. Cash flow hedges are used to reduce exposure to changes in cash flow due to fluctuating interest rates. Fair value hedges are used to reduce exposure to changes in fair value due to interest rate changes.

The following tables summarize the terms, fair market values and exposures of the Company's interest rate derivative instruments:

Cash Flow Hedges:

As of June 30, 2005, Progress Energy had $200 million of pay-fixed swaps to hedge cash flow for commercial paper interest and $100 million of pay-fixed forward starting swaps to hedge cash flow risk with regard to future financing transactions. Under terms of these swap agreements, Progress Energy will pay a fixed rate and receive a floating rate based on either 1-month or 3-month LIBOR, respectively.

-------------------------------------------------------------------------------------------------------------
Cash Flow Hedges (dollars in millions)
                                             Notional                                Fair
Progress Energy, Inc.                         Amount        Pay        Receive(b)    Value        Exposure(c)
-------------------------------------------------------------------------------------------------------------
Risk hedged as of June 30, 2005:

Commercial Paper interest rate risk through
2005                                           $ 200       3.07%      1-month LIBOR $    1       $         -
Anticipated 10-year debt issue(d)              $ 100       4.87%      3-month LIBOR $   (4)      $        (2)
-------------------------------------------------------------------------------------------------------------
Total                                          $ 300       3.67%(a)                 $   (3)      $        (2)
-------------------------------------------------------------------------------------------------------------

Risk hedged as of December 31, 2004:

Commercial Paper interest risk from 2005
through 2008                                   $ 200       3.07%      1-month LIBOR $    -       $         -

Progress Energy Carolinas
-------------------------------------------------------------------------------------------------------------
Risk hedged as of June 30, 2005:               None

Risk hedged as of December 31, 2004:
-------------------------------------------------------------------------------------------------------------
Anticipated 10-year debt issue                 $ 110       4.85%      3-month LIBOR $   (1)      $        (2)
Rail car lease payment                         $  21       5.17%      3-month LIBOR $   (1)      $         -
-------------------------------------------------------------------------------------------------------------
Total                                          $ 131       4.90%(a)                 $   (2)      $        (2)
-------------------------------------------------------------------------------------------------------------

(a)  Weighted average interest rate.

(b) 1-month LIBOR rate was 3.34% as of June 30, 2005, and 2.40% as of December 31, 2004.
     3-month LIBOR rate was 3.52% as of June 30, 2005, and 2.56% as of December 31, 2004.

(c) Exposure indicates change in value due to 25 basis point unfavorable shift in interest rates.

(d) Anticipated 10-year debt issue hedges mature on March 1, 2016, and require mandatory cash settlement on March 1, 2006.

Fair Value Hedges:

As of June 30, 2005, Progress Energy had $150 million of fixed rate debt swapped to floating rate debt. Under terms of these swap agreements, Progress Energy will receive a fixed rate and pay a floating rate based on 3-month LIBOR.


-------------------------------------------------------------------------------------------------------------
Fair Value Hedges (dollars in millions)
                                            Notional
Progress Energy, Inc.                        Amount      Receive        Pay(b)      Fair Value   Exposure (c)
-------------------------------------------------------------------------------------------------------------
Risk hedged as of June 30, 2005:
-------------------------------------------------------------------------------------------------------------
5.85% Notes due 10/30/2008                    $ 100       4.10%      3-month LIBOR      $ -          $ (1)
7.10% Notes due 3/1/2011                      $  50       4.65%      3-month LIBOR      $ 2          $ (1)
-------------------------------------------------------------------------------------------------------------
Total                                         $ 150       4.28%(a)                      $ 2          $ (2)
-------------------------------------------------------------------------------------------------------------

Risk hedged as of December 31, 2004:
-------------------------------------------------------------------------------------------------------------
5.85% Notes due 10/30/2008                    $ 100       4.10%      3-month LIBOR      $ 1          $ (1)
7.10% Notes due 3/1/2011                      $  50       4.65%      3-month LIBOR      $ 2          $ (1)
-------------------------------------------------------------------------------------------------------------
Total                                         $ 150       4.28%(a)                      $ 3          $ (2)
-------------------------------------------------------------------------------------------------------------

(a)  Weighted average interest rate.

(b) 3-month LIBOR rate was 3.52% as of June 30, 2005, and 2.56% as of December 31, 2004.

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

Commodity Price Risk

The Company is exposed to the effects of market fluctuations in the price of natural gas, coal, fuel oil, electricity and other energy-related products marketed and purchased as a result of its ownership of energy-related assets. The Company's exposure to these fluctuations is significantly limited by the cost-based regulation of PEC and PEF. Each state commission allows electric utilities to recover certain of these costs through various cost recovery clauses to the extent the respective commission determines that such costs are prudent. Therefore, while there may be a delay in the timing between when these costs are incurred and when these costs are recovered from the ratepayers, changes from year to year have no material impact on operating results. In addition, many of the Company's long-term power sales contracts shift substantially all fuel responsibility to the purchaser. The Company also has oil price risk exposure related to synfuel tax credits. See discussion in Note 14E to the Progress Energy Consolidated Interim Financial Statements.

Derivative products, primarily electricity and natural gas contracts, may be entered into from time to time for economic hedging purposes. While management believes the economic hedges mitigate exposures to fluctuations in commodity prices, these instruments are not designated as hedges for accounting purposes and are monitored consistent with trading positions. The Company manages open positions with strict policies that limit its exposure to market risk and require daily reporting to management of potential financial exposures. The Company recorded pre-tax losses of less than $1 million and $2 million on such contracts for the three months ended June 30, 2005 and 2004, respectively. The Company recorded a $2 million pre-tax gain and a $14 million pre-tax loss on such contracts for the six months ended June 30, 2005 and 2004, respectively. The Company did not have material outstanding positions in such contracts as of June 30, 2005 and December 31, 2004, other than those receiving regulatory accounting treatment, as discussed below.

PEF has derivative instruments related to its exposure to price fluctuations on fuel oil purchases. These instruments receive regulatory accounting treatment. Unrealized gains and losses are recorded in regulatory liabilities and regulatory assets, respectively. As of June 30, 2005, the fair values of these instruments were a $60 million short-term derivative asset position included in other current assets and a $22 million long-term derivative asset position included in other assets and deferred debits. As of December 31, 2004, the fair values of these instruments were a $2 million long-term derivative asset position included in other assets and deferred debits and a $5 million short-term derivative liability position included in other current liabilities.

The Company uses natural gas hedging instruments to manage a portion of the market risk associated with fluctuations in the future purchase and sales prices of the Company's natural gas. Progress Energy's nonregulated subsidiaries designate a portion of commodity derivative instruments as cash flow hedges under SFAS No. 133. The fair values of commodity cash flow hedges as of June 30, 2005 and December 31, 2004 were as follows:

---------------------------------------------------------
 (in millions)                  June 30,   December 31,
                                    2005           2004
---------------------------------------------------------
 Fair value of assets               $ 96        $    -
 Fair value of liabilities           (24)          (15)
---------------------------------------------------------
 Fair value, net                    $ 72        $  (15)
---------------------------------------------------------

The Company performs sensitivity analyses to estimate its exposure to the market risk of its commodity positions. The Company's exposure to commodity price risk has not changed materially since December 31, 2004. A hypothetical 10% increase or decrease in quoted market prices in the near term on the Company's derivative commodity instruments would not have had a material effect on the Company's consolidated financial position, results of operations or cash flows as of June 30, 2005.

Refer to Note 9 for additional information with regard to the Company's commodity contracts and use of derivative financial instruments.

Progress Energy Carolinas, Inc.

PEC has certain market risks inherent in its financial instruments, which arise from transactions entered into in the normal course of business. PEC's primary exposures are changes in interest rates with respect to long-term debt and commercial paper, fluctuations in the return on marketable securities with respect to its nuclear decommissioning trust funds, and changes in energy related commodity prices. PEC's exposure to these risks has not materially changed since December 31, 2004.

The information required by this item is incorporated herein by reference to the "Quantitative and Qualitative Disclosures about Market Risk" discussed above insofar as it relates to PEC.

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

On May 24, 2005, Progress Energy announced that Jeffrey M. Stone was appointed to the position of Controller (Chief Accounting Officer) of the Company and its subsidiaries, Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. and Florida Progress Corporation, effective June 1, 2005. Mr. Stone will also serve as Controller of Florida Power Corporation d/b/a Progress Energy Florida, Inc. and Progress Energy Service Company, LLC. These positions were previously held by Robert H. Bazemore, Jr. since 2000. Mr. Bazemore has been reassigned to the position of Vice President, Capital Planning and Control.

Other than the above-referenced item, there has been no change in Progress Energy's internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, Progress Energy's internal control over financial reporting.

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

On May 24, 2005, Progress Energy announced that Jeffrey M. Stone was appointed to the position of Controller (Chief Accounting Officer) of the Company and its subsidiary, Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. These positions were previously held by Robert H. Bazemore, Jr. since 2000. Mr. Bazemore has been reassigned to the position of Vice President, Capital Planning and Control for Progress Energy.

Other than the above-referenced item, there has been no change in PEC's internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal aspects of certain matters are set forth in Part I, Item 1. For a discussion of certain other legal matters, see Note 14 to the Progress Energy, Inc. Consolidated Interim Financial Statements and Note 12 to the PEC Consolidated Interim Financial Statements.

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

The lead plaintiff filed a consolidated amended complaint on June 15, 2004. In addition to the allegations asserted in the Gerber Asset Management and Fried complaints, the consolidated amended complaint alleges that the Company failed to disclose that excess fuel credits could not be carried over from one tax year into later years. On July 30, 2004, the Company filed a motion to dismiss the complaint; plaintiff submitted its opposition brief on September 14, 2004. The Court heard oral argument on the Company's motion to dismiss on November 15, 2004. On May 24, 2005, the Court dismissed the litigation with prejudice.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

a. RESTRICTED STOCK AWARDS:

(a) Securities Delivered. On April 1, 2005, 72,600 restricted shares of the Company's Common Shares were granted to certain key employees pursuant to the terms of the Company's 2002 Equity Incentive Plan (Plan), which was approved by the Company's shareholders on May 8, 2002. Section 9 of the Plan provides for the granting of Restricted Stock by the Organization and Compensation Committee of the Company's Board of Directors, (the Committee) to key employees of the Company, including its Affiliates or any successor, and to outside directors of the Company. The Common Shares delivered pursuant to the Plan were acquired in market transactions directly for the accounts of the recipients and do not represent newly issued shares of the Company.

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

c.   ISSUER PURCHASES OF EQUITY SECURITIES FOR SECOND QUARTER OF 2005

--------------------------------------------------------------------------------------------------------------------------
         Period                    (a)                 (b)                  (c)                          (d)
                                                                  Total Number of Shares         Maximum Number (or
                             Total Number of         Average      (or Units) Purchased as   Approximate Dollar Value) of
                                  Shares           Price Paid        Part of Publicly        Shares (or Units) that May
                                (or Units)          Per Share       Announced Plans or       Yet Be Purchased Under the
                             Purchased(1)(2)        (or Unit)           Programs(1)             Plans or Programs(1)
--------------------------------------------------------------------------------------------------------------------------
April 1 - April 30                72,600             $42.53                 N/A                          N/A
--------------------------------------------------------------------------------------------------------------------------
May 1- May 31                      N/A                 N/A                  N/A                          N/A
--------------------------------------------------------------------------------------------------------------------------
June 1 - June 30                   N/A                 N/A                  N/A                          N/A
--------------------------------------------------------------------------------------------------------------------------
Total:                            72,600             $42.53                 N/A                          N/A
--------------------------------------------------------------------------------------------------------------------------

(1) As of June 30, 2005, Progress Energy does not have any publicly announced plans or programs to purchase shares of its common stock.

(2) 72,600 shares of our common stock were purchased in open-market transactions in connection with restricted stock awards that were granted to certain key employees pursuant to the terms of the Progress Energy 2002 Equity Incentive Plan, which was approved by Progress Energy's Shareholders on May 8, 2002.

Item 4.    Submission of Matters to a Vote of  Security Holders

(a) The Annual Meeting of the Shareholders of Progress Energy, Inc. was held on May 11, 2005.

(b) The meeting involved the election of three Class I directors to serve for three-year terms. Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to management's nominees as listed below, and all nominees were elected.

(c)  The total votes for the election of directors were as follows:

Class I  (Term Expiring in 2008)      Votes For               Votes Withheld
----------------------------------------------------------------------------
William O. McCoy                   205,913,326                   4,398,058
John H. Mullin, III                206,101,396                   4,209,988
Carlos A. Saladrigas               206,112,664                   4,198,720


The Board of Director proposal to ratify the selection of Deloitte & Touche LLP as the Company's independent registered public accounting firm was approved by the shareholders.

The number of shares voted for the proposal was 205,625,939
The number of shares voted against the proposal was 2,651,127
The number of abstaining votes was 2,034,318

Carolina Power & Light Company,  doing  business as Progress  Energy  Carolinas,
Inc.

(a) The Annual Meeting of the Shareholders of Carolina Power & Light Company was held on May 11, 2005.

(b) The meeting involved the election of three Class I directors to serve for three-year terms. Proxies for the meeting were solicited pursuant to Regulation 14, there was no solicitation in opposition to management's nominees as listed below, and all nominees were elected.

(c)  The total votes for the election of directors were as follows:

Class I  (Term Expiring in 2008)     Votes For              Votes Withheld
--------------------------------------------------------------------------
William O. McCoy                   160,129,938                4,171
John H. Mullin, III                160,129,664                4,445
Carlos A. Saladrigas               160,129,764                4,345

The Board of Director proposal to ratify the selection of Deloitte & Touche LLP as the Company's independent registered public accounting firm was approved by the shareholders.

The number of shares voted for the proposal was 160,129,689
The number of shares voted against the proposal was 2,288
The number of abstaining votes was 2,132

Item 6. Exhibits

(a) Exhibits

Exhibit                                                              Progress          Progress Energy
Number                          Description                        Energy, Inc.        Carolinas, Inc.
------                          -----------                        ------------        ---------------

  10         Amendment to Employment  Agreement  Between Progress        X                    X
             Energy   Service Company, LLC and Peter M. Scott III,
             dated August 5, 2005

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

                                       83

                                   SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PROGRESS ENERGY, INC.
                                        CAROLINA POWER & LIGHT COMPANY
 Date: August 5, 2005                   (Registrants)

                                        By: /s/Geoffrey S. Chatas
                                        -------------------------
                                        Geoffrey S. Chatas
                                        Executive Vice President and
                                        Chief Financial Officer

                                        By:/s/Jeffrey M.Stone
                                        -------------------------
                                        Jeffrey M. Stone
                                        Controller and Chief Accounting Officer