Form 10-Q/A
period 2009-06-30
PROGRESS ENERGY INC
filed 2009-09-02
CIK 1094093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                    .

Commission File Number	Exact name of registrant as specified in their charters, states of incorporation, addresses of principal executive offices, and telephone numbers	I.R.S. Employer Identification Number

1-15929	Progress Energy, Inc. 410 South Wilmington Street Raleigh, North Carolina 27601-1748 Telephone: (919) 546-6111 State of Incorporation: North Carolina	56-2155481

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

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Progress Energy	Yes	☐	No	☒

At August 3, 2009, the registrant had 279,297,789 shares of common stock (without par value) outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Progress Energy, Inc. (Progress Energy) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (the Form 10-Q) is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 to this report contains the financial statements and notes thereto for Progress Energy from its Form 10-Q, filed with the Securities and Exchange Commission on August 7, 2009, formatted in eXtensible Business Reporting Language (“XBRL”). The Exhibit 101 contains the following financial statements and notes thereto for Progress Energy: (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Registrant. Investors should continue to rely on the official filed version of the Form 10-Q in making investment decisions. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

In accordance with Rule 406T of Regulation S-T, Exhibit 101 shall not be deemed to be “filed” for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of these sections, and are not part of any registration statement or prospectus, and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing or document.

ITEM 6.                 EXHIBITS

(a)	Exhibits

Exhibit Number	Description

31(a) *	302 Certifications of Chief Executive Officer

31(b) *	302 Certifications of Chief Financial Officer

32(a) *	906 Certifications of Chief Executive Officer

32(b) *	906 Certifications of Chief Financial Officer

101
The following financial statements and notes thereto for Progress Energy from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*Previously filed.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PROGRESS ENERGY, INC.
Date: September 2, 2009	(Registrant)

By: /s/ Mark F. Mulhern
Mark F. Mulhern
Senior Vice President and Chief Financial Officer

By: /s/ Jeffrey M. Stone
Jeffrey M. Stone
Chief Accounting Officer and Controller

INDEX TO EXHIBITS

Exhibit Number	Description

31(a) *	302 Certifications of Chief Executive Officer

31(b) *	302 Certifications of Chief Financial Officer

32(a) *	906 Certifications of Chief Executive Officer

32(b) *	906 Certifications of Chief Financial Officer

101
The following financial statements and notes thereto for Progress Energy from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*Previously filed.