Form 10-Q/A
period 2010-06-30
PROGRESS ENERGY INC
filed 2010-08-26
CIK 1094093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At August 2, 2010, the registrant had 292,581,000 shares of common stock (without par value) outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Progress Energy, Inc. (Progress Energy) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (the Form 10-Q) is to furnish the Progress Energy interactive data file formatted in eXtensible Business Reporting Language (“XBRL”) on Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of August 6, 2010, and has not been updated to reflect events occurring subsequent to that date.

In accordance with Rule 406T of Regulation S-T, Exhibit 101 shall not be deemed to be “filed” for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of these sections, and is not part of any registration statement or prospectus, and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing or document.

ITEM 6.                 EXHIBITS

(a)	Exhibits

Exhibit Number	Description

10(a)*	Amended and Restated Management Incentive Compensation Plan of Progress Energy, Inc., effective as of September 1, 2010

10(b)*	Amended and Restated Management Deferred Compensation Plan of Progress Energy, Inc., effective as of September 1, 2010

31(a) *	302 Certifications of Chief Executive Officer

31(b) *	302 Certifications of Chief Financial Officer

32(a) *	906 Certifications of Chief Executive Officer

32(b) *	906 Certifications of Chief Financial Officer

101
The following financial statements and notes thereto for Progress Energy from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Condensed Interim Financial Statements.

*Previously filed.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PROGRESS ENERGY, INC.
Date: August 26, 2010	(Registrant)

By: /s/ Mark F. Mulhern
Mark F. Mulhern
Senior Vice President and Chief Financial Officer

By: /s/ Jeffrey M. Stone
Jeffrey M. Stone
Chief Accounting Officer and Controller

INDEX TO EXHIBITS

Exhibit Number	Description

10(a)*	Amended and Restated Management Incentive Compensation Plan of Progress Energy, Inc., effective as of September 1, 2010

10(b)*	Amended and Restated Management Deferred Compensation Plan of Progress Energy, Inc., effective as of September 1, 2010

31(a) *	302 Certifications of Chief Executive Officer

31(b) *	302 Certifications of Chief Financial Officer

32(a) *	906 Certifications of Chief Executive Officer

32(b) *	906 Certifications of Chief Financial Officer

101
The following financial statements and notes thereto for Progress Energy from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 6, 2010, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Condensed Interim Financial Statements.

*Previously filed.