Form 10-K/A
period 2010-12-31
PROGRESS ENERGY INC
filed 2011-03-17
CIK 1094093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

	Exact name of registrant as specified in its charter,	I.R.S. Employer
Commission	state of incorporation, address of principal executive	Identification
File Number	office, and telephone number	Number

1-15929	Progress Energy, Inc.	56-2155481
410 South Wilmington Street
Raleigh, North Carolina 27601-1748
Telephone: (919) 546-6111
State of Incorporation: North Carolina

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock (Without Par Value)	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.	Yes ☒	No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.	Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

As of June 30, 2010, the aggregate market value of the voting and nonvoting common equity of Progress Energy held by nonaffiliates was $11,477,572,820.

As of March 15, 2011, the registrant had the following shares of common stock outstanding:

Description	Shares
Common Stock (Without Par Value)	293,795,627

TABLE OF CONTENTS

PART III

EXPLANATORY NOTE FOR FORM 10-K/A

     Pursuant to General Instruction G to Form 10-K, this Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Progress Energy, Inc. for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2011 (the “Original Filing”). Throughout this Amendment, we use the words “Progress Energy,” the “Company,” “we,” “us,” or “our” to refer to Progress Energy, Inc. (Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (“PEC”) and Florida Power Corporation d/b/a Progress Energy Florida, Inc. (“PEF”), which are noted below, are wholly owned subsidiaries of the Company.) We are filing this Amendment for the sole purpose of including the information required by Part III, Items 10-14 for Progress Energy that was not included in the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference of Progress Energy’s definitive proxy statement into Part III of the Original Filing is hereby deleted. The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) remains scheduled for May 11, 2011. The reference on the cover of the Original Filing to the incorporation by reference of PEC’s definitive proxy statement into Part III of the Original Filing remains unchanged.

     In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10-14 of the Original Filing, solely as they relate to Progress Energy, have been amended and restated in their entirety, and Part IV, Item 15 of the Original Filing has been amended solely to include as exhibits the new certifications for Progress Energy required by Rule 13a-14(a) under the Exchange Act and the Company’s Policy on Related Person Transactions.

     Except as described above, no other changes have been made to the Original Filing, and we have not modified or updated the other disclosures presented in the Original Filing, including, without limitation, the financial statements. In particular, no changes have been made to the Original Filing with respect to PEC or PEF and this Form 10-K/A is not, and shall not be deemed to be an amendment of the Form 10-K filed by PEC and PEF as part of the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     This report, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The matters discussed throughout this document that are not historical facts are forward looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

     Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following:
  our ability to obtain the approvals required to complete the proposed merger with Duke Energy Corporation and the impact of compliance with material restrictions or conditions potentially imposed by our regulators;

  the risk that the merger is terminated prior to completion and results in significant transaction costs to us;

  our ability to achieve the anticipated results and benefits of the merger;

  the impact of business uncertainties and contractual restrictions while the merger is pending;

  the impact of fluid and complex laws and regulations, including those relating to the environment and energy policy;

  our ability to recover eligible costs and earn an adequate return on investment through the regulatory process;

  the ability to successfully operate electric generating facilities and deliver electricity to customers;

  the impact on our facilities and businesses from a terrorist attack;

  the ability to meet the anticipated future need for additional baseload generation and associated transmission facilities in our regulated service territories and the accompanying regulatory and financial risks;

  our ability to meet current and future renewable energy requirements;

  the inherent risks associated with the operation and potential construction of nuclear facilities, including environmental, health, safety, regulatory and financial risks;

  the financial resources and capital needed to comply with environmental laws and regulations;

  risks associated with climate change;

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

  our ability to control costs, including operations and maintenance expense and large construction projects;

  the ability of our subsidiaries to pay upstream dividends or distributions to Progress Energy;

  current economic conditions;

  the ability to successfully access capital markets on favorable terms;

  the stability of commercial credit markets and our access to short- and long-term credit;

  the impact that increases in leverage or reductions in cash flow may have on the Company;

  our ability to maintain our current credit ratings and the impacts in the event our credit ratings are downgraded;

  the investment performance of our nuclear decommissioning trust funds;

  the investment performance of the assets of our pension and benefit plans and resulting impact on future funding requirements;

  the impact of potential goodwill impairments;

  our ability to fully utilize tax credits generated from the previous production and sale of qualifying synthetic fuels under Internal Revenue Code Section 29/45K; and

  the outcome of any ongoing or future litigation or similar disputes and the impact of any such outcome or related settlements.
     Many of these risks similarly impact our reporting and nonreporting subsidiaries.

     These and other risk factors are detailed from time to time in our filings with the SEC. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can management assess the effect of each such factor on the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

     The names of the 14 members of the Board of Directors, along with their ages, principal occupations or employment for the past five years, directorships of public companies held during the past five years, and disclosures regarding the specific experience, qualifications, attributes or skills that led the Board to conclude that such individual should serve on the Board, are set forth below. All directors will hold their positions until May 11, 2011 and until their respective successors are elected and qualified.

     JOHN D. BAKER II, age 62, is Executive Chairman of Patriot Transportation Holding, Inc., which is engaged in the transportation and real estate businesses, since October 2010. He served as President and Chief Executive Officer of Patriot Transportation Holding from February 2008 to October 2010. Mr. Baker was President and Chief Executive Officer of Florida Rock Industries, Inc., a producer of cement, aggregates, concrete and concrete products, from 1997 to 2007. As a lawyer and business executive with more than 35 years of experience in the construction materials and trucking industries, Mr. Baker brings to the Board business insight and expertise that are valuable to the Company as it navigates a complex and changing business environment. He has first-hand knowledge of the economic and business development issues facing companies in the State of Florida. Mr. Baker’s executive experience and service on the boards of other public companies have prepared him to respond to financial and operational challenges and have enhanced his ability to work effectively with other directors, understand board processes and functions, and oversee management. Mr. Baker has served as a director of the Company since 2009. He is a member of the Board’s Finance Committee and the Organization and Compensation Committee.

Other public directorships in past five years:
Patriot Transportation Holding, Inc. (1986 to present)
Wells Fargo & Company (January 2009 to present)
Texas Industries, Inc. (October 2010 to present)
Vulcan Materials Co. (November 2007 until February 2009)
Wachovia Bank, N.A. (2001 until December 2008)
Florida Rock Industries, Inc. (1979 until November 2007)
Hughes Supply, Inc. (1994 until 2006)

     JAMES E. BOSTIC, JR., age 63, has been Managing Director of HEP & Associates, a business consulting firm, and a partner of Coleman Lew & Associates, an executive search consulting firm, since 2006. He retired as Executive Vice President of Georgia-Pacific Corporation, a manufacturer and distributor of tissue, paper, packaging, building products, pulp and related chemicals, in 2006. During his 20 years at Georgia-Pacific, Mr. Bostic served in various senior positions, including service as Senior Vice President–Environmental, Government Affairs and Communications. Mr. Bostic’s business background and his expertise on environmental and regulatory issues are significant assets to the Company and the Board of Directors. That expertise will be particularly helpful as we continue to address new laws and regulations regarding alternative and renewable energy, emission reductions and other environmental issues. Additionally, as a result of his extensive service on the Board, Mr. Bostic has developed a keen understanding of how the Company operates, the key issues it faces, and the Company’s strategy for addressing those issues as it carries out its responsibilities to its shareholders and other stakeholders. Mr. Bostic has served as a director of the Company since 2002. He is a member of the Board’s Audit and Corporate Performance Committee, the Nuclear Project Oversight Committee and the Operations and Nuclear Oversight Committee.

     HARRIS E. DELOACH, JR., age 66, is Chairman and Chief Executive Officer of Sonoco Products Company, a manufacturer of paperboard and paper and plastic packaging products, since December 2010. He served as Chairman, President and Chief Executive Officer of Sonoco Products from April 2005 to December, 2010, and as President and Chief Executive Officer from July 2000 to April 2005. Mr. DeLoach joined Sonoco Products in 1986 and has served in various management positions during his tenure there. Prior to joining Sonoco, Mr. DeLoach was in private law practice and served as an outside counsel to Sonoco for 15 years. As a business leader in the State of South Carolina, Mr. DeLoach has first-hand knowledge of the economic and business development issues facing the communities we serve. Mr. DeLoach’s legal background and years of experience leading a global packaging company are valuable to the Company as it undertakes the long-range projects and initiatives necessary to optimize its balanced solution strategy for meeting its customers’ future energy needs and complying with public policies while creating long-term value in a challenging economy and changing business environment. Mr. DeLoach has served as a director of the Company since 2006. He is Chair of the Board’s Operations and Nuclear Oversight Committee and a member of the Executive Committee, the Governance Committee, the Nuclear Project Oversight Committee and the Organization and Compensation Committee.

Other public directorships in past five years:
Sonoco Products Company (1998 to present)
Goodrich Corporation (2001 to present)

     JAMES B. HYLER, JR., age 63, retired as Vice Chairman and Chief Operating Officer of First Citizens Bank in 2008. He served in these positions from 1994 until 2008. Mr. Hyler was President of First Citizens Bank from 1988 to 1994, and served as Chief Financial Officer of First Citizens Bank from 1980 to 1988. Prior to joining First Citizens Bank, Mr. Hyler was an auditor with Ernst & Young for 10 years. He has more than 37 years of experience in the financial services industry. Mr. Hyler’s knowledge and expertise in financial services and corporate finance provide him with the skills needed to assist the Board in its analysis and decision making regarding financial matters as our utilities continue to move forward with the long-range projects and initiatives necessary to optimize our balanced solution strategy for meeting our customers’ future energy needs and complying with public policy while creating long-term value in a challenging economy and changing business environment. Mr. Hyler has served as a director of the Company since 2008. He is a member of the Board’s Finance Committee and the Organization and Compensation Committee.

Other public directorships in past five years:
First Citizens BancShares (August 1988 until January 2008)

     WILLIAM D. JOHNSON, age 57, is Chairman, President and Chief Executive Officer of Progress Energy, since October 2007. Mr. Johnson is also Chairman of PEC and PEF. Mr. Johnson has served as Chairman of the Company since July 2007. Mr. Johnson previously served as President and Chief Operating Officer of Progress Energy, from January 2005 to October 2007. In that role, Mr. Johnson oversaw the generation and delivery of electricity by PEC and PEF. Mr. Johnson has been with Progress Energy (formerly CP&L) in a number of roles since 1992, including Group President for Energy Delivery, President and Chief Executive Officer for Progress Energy Service Company, LLC and General Counsel and Corporate Secretary for Progress Energy. Before joining Progress Energy, Mr. Johnson was a partner with the Raleigh, N.C., law office of Hunton & Williams LLP, where he specialized in the representation of utilities. Mr. Johnson has served in a variety of senior management positions during his tenure with the Company. His background as a lawyer representing utilities, coupled with his years of hands-on experience at the Company, provides him with a unique perspective and a keen understanding of the opportunities and challenges facing the Company and our industry. Mr. Johnson’s breadth of knowledge and experience in addressing key operational, policy, legislative and strategic issues, and his proven leadership skills will be significant assets to the Company as it focuses on optimizing its balanced solution strategy for meeting our customers’ future energy needs in the face of a challenging economy, and a changing regulatory and legislative environment. Mr. Johnson is Chair of the Board’s Executive Committee.

     ROBERT W. JONES, age 60, is the sole owner of Turtle Rock Group, LLC, founded in May 2009. From 1974 until May 2009, Mr. Jones held various management positions at Morgan Stanley, a global provider of financial services to companies, governments and investors. He served as a Senior Advisor from 2006 until May 2009, and as Managing Director and Vice Chairman from 1997 until 2006. While at Morgan Stanley, Mr. Jones specialized in the utility industry for many years before being named Vice Chairman. Turtle Rock Group, LLC is a financial advisory consulting firm whose sole current client is Morgan Stanley. During his career, Mr. Jones has participated in many major international and domestic utility and project financing transactions, with a particular focus on strategic advisory and capital-raising assignments. He has testified before numerous state public utility commissions and has been a frequent speaker on regulatory and corporate governance issues. Mr. Jones’s expertise in financial services and his experience in the regulatory arena provide him with a unique perspective that will be beneficial to the Company as it undertakes the long-range projects and initiatives necessary to optimize its balanced solution strategy for meeting its customers’ future energy needs in a challenging economy and uncertain regulatory environment. Mr. Jones has served as a director of the Company since 2007. He is Chair of the Board’s Finance Committee and a member of the Executive Committee, the Governance Committee and the Organization and Compensation Committee.

     W. STEVEN JONES, age 59, is Dean (Emeritus) and Professor of Strategy and Organizational Behavior at the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill, since 2008. He served as Dean of the Kenan-Flagler Business School from August 2003 until August 2008. Prior to joining the Kenan-Flagler Business School in 2003, Mr. Jones had a 30-year career in business. That career included serving as Chief Executive Officer and Managing Director of Suncorp-Metway Ltd., which provides banking, insurance and investing services in Brisbane, Queensland, Australia. He also worked for ANZ, one of Australia’s four major banks, in various capacities for eight years. Mr. Jones has international experience in developing strategy, leading change and building organizational capability in a variety of industries. His expertise in the financial services arena continues to be beneficial as the Company undertakes the long-range projects and initiatives necessary to optimize its balanced solution strategy for meeting its customers’ future energy needs and complying with public policies while creating long-term value in a challenging economy and changing business environment. Mr. Jones has served as a director of the Company since 2005. He is a member of the Board’s Audit and Corporate Performance Committee, the Nuclear Project Oversight Committee and the Operations and Nuclear Oversight Committee.

Other public directorships in past five years:
Premiere Global Services, Inc. (2007 to present)
State Farm Mutual Automobile Insurance Co. (June 2010 to present)
Bank of America (April 2005 until April 2008)

     MELQUIADES R. “MEL” MARTINEZ, age 64, is a Managing Director of JPMorgan Chase & Co., since August 2010. Mr. Martinez has had a distinguished career in both the public and private sectors, most recently as partner in the law firm of DLA Piper in its Orlando, Florida office from September 2009 to July 2010 and as a United States Senator from Florida from 2005 to 2009. While serving in the U.S. Senate, he addressed multiple policy and legislative issues as a member of the following Senate committees: Armed Services; Banking, Housing & Urban Affairs; Foreign Relations; Energy and Natural Resources; Commerce; and Special Committee on Aging. Prior to his election, Mr. Martinez served as the Secretary of Housing and Urban Development from 2001 to 2004. His extensive legal, policy and legislative experience will be valuable to the Company as we address new laws and regulations in areas such as environmental compliance, renewable energy standards and energy policy. Prior to representing the State of Florida in the U.S. Senate, Mr. Martinez served as Mayor of Orange County, Florida, and as a board member of the Orlando Utilities Commission. He also spent over 25 years in private legal practice, conducting numerous trials in state and federal courts throughout Florida. As a resident and public servant of the State of Florida, Mr. Martinez brings to our Board a unique perspective and first-hand knowledge that continues to be beneficial as we address key regulatory issues in that state. Mr. Martinez’s diversified experience and background are significant assets to our Company’s Board. Mr. Martinez has served as a director of the Company since March 1, 2010. He is a member of the Operations and Nuclear Oversight Committee and the Organization and Compensation Committee.

     E. MARIE MCKEE, age 60, is President of the Corning Museum of Glass, since 1998, and served as Senior Vice President of Corning Incorporated, a manufacturer of components for high-technology systems for consumer electronics, mobile emissions controls, telecommunications and life sciences, from 1996 to 2010. Ms. McKee has over 30 years of experience at Corning, where she held a variety of positions with increasing levels of responsibility. She initially served in various human resources manager positions including Human Resources Director for Corning’s Electronics Division, its Research & Development Division and its Centralized Engineering Division. While serving in these positions, Ms. McKee gained significant experience in designing and implementing human resources strategies, business processes and organizational change efforts. She then served in various management positions, including Division Vice President of Corporate Strategic Staffing, Vice President, Human Resources and Senior Vice President, Human Resources and Corporate Diversity Officer. Ms. McKee served as Chairman of Steuben Glass from 1998 until the company was sold in 2008. During her tenure on the Board, Ms. McKee’s business experience and perspective have proven valuable to the Company as it has addressed various operational and human resources issues. Ms. McKee’s depth of experience has provided her with a thorough knowledge of employment and compensation practices and strategies that enables her to assist the Organization and Compensation Committee and the Board in its analysis and decision making regarding executive compensation, succession planning, diversity and other matters. Her experience will continue to be beneficial to the Company as shareholders, regulators and legislators continue to focus on executive compensation and corporate governance issues. Ms. McKee has served as a director of the Company and its predecessors since 1999. She is Chair of the Board’s Organization and Compensation Committee and a member of the Executive Committee, the Governance Committee, the Nuclear Project Oversight Committee and the Operations and Nuclear Oversight Committee.

     JOHN H. MULLIN, III, age 69, is Chairman of Ridgeway Farm, LLC, a limited liability company engaged in farming and timber management, since 1989. He is a former Managing Director of Dillon, Read & Co., a former investment banking firm. Mr. Mullin was employed by Dillon Read for approximately 20 years. During that time, he worked with a diversified mix of clients and was involved in a variety of corporate assignments, including private and public offerings, and corporate restructurings. Since 1989, Mr. Mullin has managed the diversified businesses of Ridgeway Farm. He has served on the boards of a number of other major publicly traded companies, providing him with substantial experience in the areas of corporate strategy, oversight and governance. Mr. Mullin’s executive and board experience have enabled him to develop the skills needed to work effectively with other directors, understand board processes and functions, and oversee management. Additionally, as a result of his many years of service on the Board, Mr. Mullin has developed a keen understanding of the Company’s operations, the key issues it faces and the Company’s strategy for addressing those issues as it carries out its responsibilities to its shareholders and other stakeholders. He has effectively utilized his broad and extensive business experiences and knowledge of the Company to provide leadership to the Company’s Board as Lead Director. Mr. Mullin has served as a director of the Company and its predecessors since 1999. He is Chair of the Board’s Governance Committee and a member of the Executive Committee, the Finance Committee and the Organization and Compensation Committee.

Other public directorships in past five years:
Sonoco Products Company (2002 to present)
Hess Corporation (2007 to present)
Liberty Corporation (1989 until 2006)
Putnam Funds – Trustee (1997 until 2006)

     CHARLES W. PRYOR, JR., age 66, is Chairman of Urenco USA Inc. (formerly Urenco Investments, Inc.), a global provider of services and technology to the nuclear generation industry worldwide, since January 2007. He served as President and Chief Executive Officer of Urenco Investments, Inc. from 2004 to 2006. Mr. Pryor served as President and Chief Executive Officer of the Utilities Business Group of British Nuclear Fuels from 2002 to 2004. From 1997 to 2002, he served as President and Chief Executive Officer of Westinghouse Electric Co., a supplier of nuclear fuel, nuclear services and advanced nuclear plant designs to utilities operating nuclear power plants. Mr. Pryor’s former service as chief executive officer of a multi-billion dollar company provides him with experience that enables him to understand the financial statements and financial affairs of the Company. He has extensive experience in managing capital-intensive industries and skillfully addressing regulatory matters, strategic planning and corporate development. Mr. Pryor’s knowledge and experience in engineering, power generation, nuclear fuel and the utility industry will be tremendous assets to the Board in the years ahead as our Company executes its plan to improve the performance of its nuclear fleet and optimizes its balanced solution strategy for meeting its customers’ future energy needs and complying with public policies while creating long-term value in a challenging economy and a changing business environment. Mr. Pryor has served as a director of the Company since 2007. He is Chair of the Board’s Nuclear Project Oversight Committee and a member of the Audit and Corporate Performance Committee and the Operations and Nuclear Oversight Committee.

Other public directorships in past five years:
DTE Energy Co. (1999 to present)

     CARLOS A. SALADRIGAS, age 62, is Chairman and Chief Executive Officer of Regis HRG, which offers a full suite of outsourced human resources services to small and mid-sized businesses. He has served in these positions since July 2008. Mr. Saladrigas served as Vice Chairman, from 2007 to 2008, and Chairman, from 2002 to 2007, of Premier American Bank in Miami, Florida. In 2002, Mr. Saladrigas retired as Chief Executive Officer of ADP Total Source (previously the Vincam Group, Inc.), a Miami-based human resources outsourcing company that provides services to small and mid-sized businesses. Mr. Saladrigas has extensive expertise in both the human resources and financial services arenas. His accounting background provides him with an understanding of the principles used to prepare the Company’s financial statements and enables him to effectively analyze those financial statements. Mr. Saladrigas is a resident of Florida and is familiar with the economic policy issues facing that state. As a result of his years of service on the Board, Mr. Saladrigas has gained institutional knowledge about the Company and its operations. His unique perspective and business acumen will continue to be valuable assets to the Board as the Company executes its plans to optimize its balanced solution strategy for meeting customer needs and complying with public policies while creating long-term value in a challenging economy and a changing business environment. Mr. Saladrigas has served as a director of the Company since 2001. He is a member of the Board’s Audit and Corporate Performance Committee and the Finance Committee. Mr. Saladrigas is one of the Board’s two designated Audit Committee Financial Experts.

Other public directorships in past five years:
Advance Auto Parts, Inc. (2003 to present)

     THERESA M. STONE, age 66, has been Executive Vice President and Treasurer of the Massachusetts Institute of Technology Corporation (“M.I.T.”), since February 2007. In her role as Executive Vice President and Treasurer, Ms. Stone is responsible for M.I.T.’s capital programs, facilities, human resources and information technology, and serves as M.I.T.’s Chief Financial Officer and Treasurer. From November 2001 to March 2006, Ms. Stone served as Executive Vice President and Chief Financial Officer of Jefferson-Pilot Financial (now Lincoln Financial Group). Ms. Stone began her career as an investment banker, advising clients primarily in the financial services industry on financial and strategic matters and has held senior financial executive officer positions at various companies since that time. Ms. Stone’s knowledge and expertise in finance make her uniquely qualified to understand and effectively analyze the Company’s financial statements. Her depth of experience in finance and management provide her with the skills needed to assist the Board in its analysis and decision making regarding financial matters as the Company undertakes the long-range projects and initiatives necessary to optimize its balanced solution strategy for meeting its customers’ future energy needs and complying with public policies while creating long-term value in a challenging economy and a changing business environment. Ms. Stone has served as a director of the Company since 2005. She is Chair of the Board’s Audit and Corporate Performance Committee and a member of the Executive Committee, the Finance Committee and the Governance Committee. Ms. Stone is one of the Board’s two designated Audit Committee Financial Experts.

     ALFRED C. TOLLISON, JR., age 68, retired as Chairman and Chief Executive Officer of the Institute of Nuclear Power Operations (“INPO”), a nuclear industry-sponsored nonprofit organization, in March 2006. He was employed by INPO from 1987 until March 2006. During his tenure there, Mr. Tollison’s responsibilities included industry and government relations, communications, information systems and administrative activities. He also served as the executive director of the National Academy for Nuclear Training. From 1970 until 1987, Mr. Tollison was employed by PEC, where he served in a variety of management positions, including plant general manager of the Brunswick Nuclear Plant and manager of nuclear training. His management experience as a chief executive officer of a large nonprofit entity in the energy industry, as well as his in-depth knowledge of that industry, enables him to bring a unique perspective to the Company’s Board. Mr. Tollison’s track record and expertise in promoting the safe and reliable operations of our nation’s nuclear generating plants will continue to be a significant asset to our Board as the Company executes its plan for improving the performance of its nuclear fleet and optimizes its balanced solution strategy for meeting the future energy needs of its customers safely, reliably and affordably. Mr. Tollison has served as a director of the Company since 2006. He is Vice Chair of the Board’s Nuclear Project Oversight Committee and a member of the Audit and Corporate Performance Committee and the Operations and Nuclear Oversight Committee. Mr. Tollison also serves as the Nuclear Oversight Director.

     There are no family relationships between any of the directors, or any executive officers of the Company or its subsidiaries, and there is no arrangement or understanding between any director and any other person pursuant to which the director was selected.

Executive Officers

     Information regarding the Company’s executive officers is contained in the discussion entitled “Executive Officers of the Registrants” in Part I of the Original Filing.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file reports of their holdings and transactions in our securities with the SEC and the New York Stock Exchange (the “NYSE”). Based on our records and other information, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers with respect to the Company’s 2010 fiscal year were met, except as previously disclosed in our 2010 Annual Meeting Proxy Statement, dated March 31, 2010, as filed with the SEC.

Code of Ethics

     In keeping with the Board’s commitment to sound corporate governance, we have adopted a comprehensive written Code of Ethics that incorporates an effective reporting and enforcement mechanism. The Code of Ethics is applicable to all of our employees, including our Chief Executive Officer, our Chief Financial Officer, our Chief Accounting Officer and our Controller. The Board has adopted the Company’s Code of Ethics as its own standard. Board members, our officers and our employees certify their compliance with our Code of Ethics on an annual basis.

     Our Code of Ethics is posted on our Internet website and can be accessed at www.progress-energy.com/investor.

     We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller by posting such information on our website, which can be accessed at the Internet address noted above.

Procedures for Shareholders to Recommend Director Nominees

     There have been no material changes to the procedures by which shareholders may recommend nominees to the Board of Directors since the Company filed its 2010 Annual Meeting Proxy Statement, dated March 31, 2010, with the SEC.

Audit and Corporate Performance Committee

     The Audit and Corporate Performance Committee (the “Audit Committee”) is presently composed of the following six nonmanagement directors: Ms. Theresa M. Stone—Chair, and Messrs. James E. Bostic, Jr., W. Steven Jones, Charles W. Pryor, Jr., Carlos A. Saladrigas, and Alfred C. Tollison, Jr. All members of the committee are independent as that term is defined under the enhanced independence standards for audit committee members contained in the Securities Exchange Act of 1934 and the related rules, as amended, as incorporated into the listing standards of the NYSE. Mr. Saladrigas and Ms. Stone have been designated by the Board as the “Audit Committee Financial Experts,” as that term is defined in the SEC’s rules. The work of the Audit Committee includes oversight responsibilities relating to the integrity of our financial statements, compliance with legal and regulatory requirements, the qualifications and independence of our independent registered public accounting firm, performance of the internal audit function and of the independent registered public accounting firm, and the Corporate Ethics Program. The Audit Committee held seven meetings in 2010.

Item 11. Executive Compensation

Compensation Discussion and Analysis

EXECUTIVE SUMMARY

     We are an integrated electric utility primarily engaged in the regulated utility business. Our executive compensation philosophy is designed to provide competitive compensation consistent with key principles that we believe are critical to our long-term success.

     We are committed to providing an executive compensation program that supports the following goals and philosophies:
  Aligning our management team’s interests with shareholders’ expectations of earnings per share growth and a competitive dividend yield;

  Effectively compensating our management team for actual performance over the short and long term;

  Rewarding operating performance results that are sustainable and consistent with reliable and efficient electric service;

  Attracting and retaining an experienced and effective management team;

  Motivating and rewarding our management team to produce growth and performance for our shareholders that are sustainable and consistent with prudent risk-taking and based on sound corporate governance practices; and

  Providing market competitive levels of target (i.e., opportunity) compensation.

     Highlights of the 2010 executive compensation program are:
  As the chart below indicates, the Company delivered total shareholder return for 2010 and annualized total shareholder return for the three-years ending December 31, 2010 that were between the median of the total shareholder returns of the Company’s Benchmarking and PSSP Peer Group as defined on pages 16 and 21, respectively.
  Our chief executive officer’s (CEO) total compensation, as shown in the “Summary Compensation Table” on page 32 of this document, is largely flat since 2008 (+0.6%) (the first full year he was in the position) and decreased 3.5% from the amount of total compensation he received in 2009.

  Met our commitment to our customers to provide safe, reliable and competitively priced electric service.

  The Company reported ongoing earnings for 2010 of $889 million, or $3.06 per share, compared to $846 million, or $3.03 per share in 2009.

  Our named executive officers’ (NEOs) target (i.e., opportunity) total compensation levels were approximately 25% below the 50th percentile of our benchmarking peer group as defined in the Benchmarking section.

  We continue to provide only minimal executive perquisites (only those prevalent in the marketplace and that are conducive to promoting our desired business outcomes). No tax gross-ups were made on any perquisites.

  All of our NEOs currently meet or exceed the Company’s market competitive executive stock ownership guidelines (as shown below in the table on page 16).

  Payments under the Management Incentive Compensation Plan (“MICP”) and the Performance Share Sub-Plan (“PSSP”) are based on the achievement of multiple performance factors that we believe drive shareholder value.

  We continue to strongly believe in a pay-for-performance culture. The charts below illustrate the percentage of performance- based compensation for our CEO and our NEOs.
  The Organization and Compensation Committee of the Company’s Board of Directors (in this Compensation Discussion and Analysis section, the “Committee”) made a number of its decisions in consideration of the challenging economic environment such as:
  no increases to the CEO’s and other NEOs’ base salaries other than one market-based adjustment, and a 20% reduction in the annual grant of restricted stock units (RSUs).
  The Company will adopt a compensation recoupment policy that will, at a minimum, comply with the final rules issued under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Pursuant to the Dodd-Frank Act, in the event the Company is required to prepare an accounting restatement due to material non-compliance with financial reporting requirements under the U.S. securities laws, the Company would be required to recover compensation regardless of whether the executive officers covered by the recoupment policy engaged in misconduct or otherwise caused or contributed to the requirement for restatement.

  Our CEO has agreed that if he is involuntarily terminated without “cause” or resigns for “good reason” on or prior to the second anniversary of the completion of the proposed merger with Duke Energy Corporation, he will not receive a tax gross-up for any of his excise tax obligation (as disclosed below on page 24).
     For 2010, the Company’s NEOs were:
  William D. Johnson, Chairman, President and Chief Executive Officer;

  Mark F. Mulhern, Senior Vice President and Chief Financial Officer;

  Jeffrey J. Lyash, Executive Vice President – Energy Supply (formerly Executive Vice President – Corporate Development);

  Lloyd M. Yates, President and Chief Executive Officer, Progress Energy Carolinas, Inc. (PEC); and

  John R. McArthur, Executive Vice President, General Counsel and Corporate Secretary.

I. COMPENSATION OVERVIEW

ASSESSMENT OF RISK

     Our Company is highly regulated at both the federal and state levels; therefore, significant swings in earnings performance or growth over time are less influenced by any particular individual or groups of individuals. We believe our compensation program for executive officers does not incentivize excessive risk taking for the following reasons:
  Our compensation program is evaluated annually by the Committee, with the assistance of its compensation consultant, for its effectiveness and consistency with the Company’s goals.

  Our incentive compensation practices do not reward the executive officers for meeting or exceeding volume or revenue targets.

  Our compensation program appropriately balances short- and long-term incentives with approximately 63% of total target compensation for the CEO and approximately 50% of total target compensation for the other NEOs provided in equity and focused on long-term performance.

  The PSSP rewards significant and sustainable performance over the longer term by focusing on three-year earnings per share growth and relative total shareholder return targets.

  The MICP focuses on ongoing earnings per share and legal entity net income, because we believe that these are the best measures to assess the change in the intrinsic value of the Company over time and therefore to determine how successful the Company is in its fundamental business.

  The executive officers receive restricted stock units that generally have a three-year vesting period so that their upside potential and downside risk are aligned with that of our shareholders and promote long-term performance over the vesting period.

  The executive officers are subject to stock ownership guidelines independently set by the Committee to align with our shareholders’ interests over the long-term.

  The Committee has discretion to adjust all incentive awards based on factors it deems appropriate, including the Company’s and the individual executive’s performance and how results are achieved.
     We have determined that the compensation program for executive officers who are in senior management positions does not encourage excessive risk taking for all the reasons stated above.

PROGRAM ADMINISTRATION

     Our executive compensation program is administered by the Committee, which is composed of seven independent directors (as defined under the NYSE Corporate Governance Rules). Members of the Committee do not receive compensation under any compensation program in which our executive officers participate. For a discussion of director compensation, see the “Director Compensation” section on page 53.

     The Committee’s charter authorizes the Committee to hire outside consultants. The Committee evaluates the performance of its compensation consultant annually to assess the consultant’s effectiveness in assisting the Committee with implementing the Company’s compensation program and principles. The Committee retained Meridian Compensation Partners, LLC (“Meridian”) as its independent executive compensation consultant to assist the Committee in meeting the Company’s compensation objectives. The Committee regularly meets with its consultant in executive session to discuss matters independent of management. Under the terms of its engagement, in 2010 Meridian reported directly to the Committee. Meridian solely provides executive compensation advisory services to the Committee and provides no other services to the Committee or the Company.

     Our executive officers and other members of management periodically meet with the compensation consultant to ensure the consultant understands the Company’s business strategy. Our executive officers and other Company employees provide the consultant with information regarding our executive compensation and benefit plans and how we administer them on an as-needed basis. In addition, the executive officers ensure that the Committee receives administrative support and assistance, and make recommendations to the Committee to ensure that compensation plans are aligned with our business strategy and meet the principles described above. John R. McArthur, our Executive Vice President, serves as management’s liaison to the Committee. William D. Johnson, our Chief Executive Officer, is responsible for conducting annual performance evaluations of the other executive officers and making recommendations to the Committee regarding those executives’ compensation. The independent directors of the Board conduct an annual performance evaluation of Mr. Johnson. The Committee discusses the results of the evaluation with Mr. Johnson and makes compensation decisions for him giving consideration to the evaluation results.

COMPETITIVE POSITIONING PHILOSOPHY

     The Committee believes its compensation philosophy is aligned with our executive compensation objective of linking pay to performance. When we benchmark and set compensation for our executives against a peer group, we focus on “target” compensation. Target compensation is the value of a pay opportunity as of the beginning of the year. For short-term incentives, this means the value of that incentive opportunity based on the target percentage of salary if our performance objectives are achieved. For example, the Chief Executive Officer’s target incentive opportunity is 85% of salary. This means if we reach our targeted financial objectives for the year, a target incentive award would likely be paid. Correspondingly, if performance should fall short or rise above these goals, then the earned incentive award would typically be lesser or greater than targeted. In any event, target incentive opportunities are not a certainty but are a function of business results.

     For the performance shares, the ultimate value of any earned award is entirely a function of performance against the pre-established 3-year performance goals as well as the value of the underlying stock price. Also, for the restricted shares the value of any earned award is a function of continued service and the value of the underlying stock price. The target value is not a certainty but only the value of the opportunity.

     What ultimately might be earned from either short- or long-term incentives is a function of performance and extended service. With respect to our variable pay programs, it is generally not the Company’s purpose to deliver comparable pay outcomes versus that of other companies since outcomes can differ by company based on their performance. Rather, our general compensation objective is to deliver comparable pay opportunities. Realized results will then be a significant function of performance and continued service. This is a common convention among companies; nonetheless, it is an important context to consider when reviewing the remainder of this CD&A where regular references to targets and/or grant date values for our compensation programs appear.

     Target total compensation opportunities are intended to approximate the 50th percentile of our peer group (as defined below) with flexibility to pay higher or lower amounts based on individual contribution, competition, retention, succession planning and the uniqueness and complexity of a position. To assess overall compensation, the Committee utilizes tally sheets that provide a summary of the elements of compensation for each senior executive. The tally sheets indicate target and actual pay earned. They also summarize potential retirement benefits at age 65, current equity holdings and potential value from severance.

     The compensation opportunities vary significantly from individual to individual based on the specific nature of the executive position. For example, our CEO is responsible for the overall performance of the Company and, as such, his position has a greater scope of responsibility than our other executive positions and is benchmarked accordingly. From a market perspective, the position of chief executive officer receives a greater compensation opportunity than other executive positions. The Committee therefore sets our CEO’s compensation opportunity at a level that reflects the responsibilities of his position and the Committee’s expectations.

COMPETITIVE BENCHMARKING

     On an annual basis, the Committee’s compensation consultant provides the Committee with a written analysis comparing base salaries, target annual incentives and the grant date value of long-term incentives of our executive officers to compensation opportunities provided to executive officers of our peers. For 2010, the Committee approved the use of a peer group of 18 integrated utilities used in the prior year and added three new companies: CenterPoint Energy, Inc., CMS Energy Corporation, and NiSource, Inc. (the “Benchmarking Peer Group”). These companies were added to further the Benchmarking Peer Group’s alignment with the executive market in which the Company competes for talent. Further, the addition of the new peer companies positioned the Company’s revenue more closely to the overall median than the previous peer group. The Benchmarking Peer Group is comprised of utilities that have transmission, distribution and generation assets and was chosen based primarily on revenues. The median revenue of the Benchmarking Peer Group is $10.3 billion compared to the Company’s $10.2 billion. These companies would likely be companies with which we primarily compete for executive talent. The table below lists the companies in the Benchmarking Peer Group.

Benchmarking Peer Group
Allegheny Energy, Inc.	Duke Energy Corporation	PG&E Corporation
Ameren Corporation	Edison International	Pinnacle West Capital Corporation
American Electric Power Co., Inc.	Entergy Corporation	PPL Corporation
CenterPoint Energy, Inc.	Exelon Corporation	SCANA Corporation
CMS Energy Corporation	FirstEnergy Corporation	Southern Company
Dominion Resources, Inc.	NextEra Energy, Inc.	TECO Energy, Inc.
DTE Energy Company	NiSource, Inc.	Xcel Energy, Inc.

     The electric utility industry has subsectors identified frequently as competitive merchant, regulated delivery, regulated integrated, and unregulated integrated (typically state-regulated delivery and unregulated generation). Each of these subsectors typically differs in financial performance and market valuation characteristics such as earnings multiples, earnings growth prospects and dividend yields. Progress Energy generally is identified as being in the regulated integrated subsector. This means Progress Energy and its peer companies are primarily rate-of-return regulated, operate in the full range of the value chain (generation, transmission and/or delivery), and typically have requirements to serve all customers under state utility regulations. The Committee annually evaluates the Benchmarking Peer Group to ensure that it remains appropriate for compensation comparisons.

SECTION 162(m) IMPACTS

     Section 162(m) of the Internal Revenue Code of 1986, as amended, limits, with certain exceptions, the amount a publicly held company may deduct each year for compensation over $1 million paid or accrued with respect to its chief executive officer and any of the other three most highly compensated officers (excluding the chief financial officer). Certain performance-based compensation is, however, specifically exempt from the deduction limit. To qualify as performance-based, compensation must be paid pursuant to a plan that is:
  administered by a committee of outside directors;

  based on achieving objective performance goals; and

  disclosed to and approved by the shareholders.
     The Committee considers the impact of Section 162(m) when designing executive compensation elements and attempts to minimize nondeductible compensation. The Company received shareholder approval of the Progress Energy 2009 Executive Incentive Plan (the “EIP”), an annual cash incentive plan for the Company’s named executive officers, at its 2009 Annual Meeting of Shareholders. The MICP and EIP were designed to work together to enable the Company to preserve the tax deductibility of incentive awards under Section 162(m) of the Internal Revenue Code, as amended, to the extent practicable. The sole purpose of the EIP is to preserve the tax deductibility of incentive awards that are qualified performance-based compensation.

STOCK OWNERSHIP GUIDELINES

     To align the interests of our executives with the interests of shareholders, the Committee utilizes stock ownership guidelines for all executive officers. The guidelines are designed to ensure that our management maintains a significant financial stake in the Company’s long-term success. The guidelines require each senior executive to own a multiple of his or her base salary in the form of Company common stock within five years of assuming his or her position. The required levels of ownership are designed to reflect the level of responsibility that the executive positions entail.

     The Committee benchmarked both the position levels and the multiples in our guidelines against those of the Benchmarking Peer Group and general industry practices. The benchmarking for 2010 indicated that the Company’s guidelines were “at market” with respect to ownership levels, the types of equity that count toward ownership, and the timeframe for compliance. The Committee also considered the results of the vote on a shareholder proposal included in the Company’s 2010 Proxy Statement that proposed the Committee adopt a policy requiring senior executives to retain no less than 75% of net after-tax shares acquired through equity compensation programs until the year following termination of employment through retirement or otherwise. The Committee did not adopt such a policy in 2010 based in part on the fact that approximately 76% of the votes cast were against the proposal. The stock ownership guidelines for our executive officer positions are shown in the table below:

Stock Ownership Guidelines
Chief Executive Officer	5.0 times Base Salary
Chief Operating Officer	4.0 times Base Salary
Chief Financial Officer	3.0 times Base Salary
Presidents/Executive Vice Presidents/Senior Vice Presidents	3.0 times Base Salary

     For purposes of meeting the applicable guidelines, the following are considered as common stock owned by an executive: (i) shares owned outright by the executive; (ii) stock held in a defined contribution, Employee Stock Ownership Plan, or other stock-based plan; (iii) phantom stock deferred under an annual incentive or base salary deferral plan; (iv) stock earned and deferred in any long-term incentive plan account; (v) restricted stock awards and RSUs; and (vi) stock held in a family trust or immediate family holdings.

     As of February 25, 2011, our named executive officers exceeded the guidelines (see Management Ownership table on page 57 for specific details). As an indication of Mr. Johnson’s alignment of his interests with that of our shareholders, he currently holds equity valued at more than 12 times his base salary (based on the closing share price on February 25, 2011), which exceeds the 5-times base salary required under the guidelines.

II. ELEMENTS OF COMPENSATION

     The table below summarizes the current elements of our executive compensation program.

Short- or
Long-Term
Element	Brief Description	Primary Purpose	Focus
Base Salary	Fixed compensation. Annual merit increases reward individual performance and growth in the position.	Basic element of compensation that pays for expertise and experience and necessary to attract and retain.	Short-term (annual)
Annual Incentive	Variable compensation based on achievement of annual performance goals.	Rewards operating performance results that are consistent with reliable and efficient electric service.	Short-term (annual)
Long-Term Incentives — Performance Shares	Variable compensation based on achievement of long-term performance goals.	Align interests of shareholders and management and aid in attracting and retaining executives.	Long-term
Long-Term Incentives — Restricted Stock/Restricted Stock Units	Variable compensation based on target levels. Service-based vesting.	Align interests of shareholders and management and essential in attracting and retaining executives.	Long-term
Supplemental Senior Executive Retirement Plan	Formula-based compensation, based on salary, annual incentives and eligible years of service.	Provides long-term retirement benefit influenced by service and performance. Aids in attracting and retaining executives.	Long-term
Management Change-In-Control Plan	Defines Company’s relationship with executives in the event of a change-in-control.	Aligns interests of shareholders and management and aids in (i) attracting executives; (ii) retaining executives during transition following a change-in-control; and (iii) focusing executives on maximizing value for shareholders.	Long-term
Employment Agreements	Define Company’s relationship with its executives and provide protection to each of the parties in the event of termination of employment.	Aid in attracting and retaining executives.	Long-term
Executive Perquisites	Personal benefits awarded outside of base pay and incentives.	Aid in attracting and retaining executives and allowing executives to focus their energies on Company priorities.	Short-term (annual)
Other Broad-Based Benefits	Employee benefits such as health and welfare benefits, 401(k) and pension plan.	Basic elements of compensation expected in the marketplace. Aid in attracting and retaining executives.	Both Short- and Long-term
Deferred Compensation	Provides executives with tax deferral options in addition to those available under our qualified plans.	Aids in attracting and retaining executives.	Long-term

     The table below shows the target awards of short-term and long-term incentives to each NEO for 2010. Percentages for incentives are expressed as a percentage of base salary. Additional elements of compensation are discussed further in this section.

	Incentive Targets
			Long-Term Incentive
		Short-Term	Targets as a Percentage
		(annual)	of Salary
Named Executive	Base Salary	Incentive	Performance	Restricted	Total Incentive
Officer	(as of 1/1/11)	Target1	Shares2	Stock	Target
William D. Johnson	$990,000	85%	233%	117%	435%
Mark F. Mulhern	$450,000	55%	117%	58%	230%
Jeffrey J. Lyash	$453,000	55%	117%	58%	230%
Lloyd M. Yates	$448,000	55%	117%	58%	230%
John R. McArthur	$488,000	55%	117%	58%	230%

     1 Annual incentive awards can range from 0%-200% of target percentages.

     2 Payout opportunities can range from 0%-200% of target percentages.

1. BASE SALARY

     The primary purpose of base salaries is to provide a basic element of compensation necessary to attract and retain executives. Base salary levels are established based on data from the Benchmarking Peer Group identified on page 16 and consideration of each executive officer’s skills, experience, responsibilities and performance. Market compensation levels that approximate the 50th percentile of the Benchmarking Peer Group are used to assist in establishing each executive’s job value (commonly called the “midpoint” at other companies). Job values serve as the market reference for determining base salaries.

     Each year, the compensation consultant provides the market values for our executive officer positions. Based, in part, on these market values and, in part, on the executives’ achievement of individual and Company goals, the Chief Executive Officer then recommends to the Committee base salary adjustments for our executive officers (excluding himself). The Committee reviews the proposed base salaries, adjusts them as it deems appropriate based on the executives’ achievement of individual and Company goals and market trends that result in changes to job values, and approves them in the first quarter of each year. The Committee meets in executive session with the compensation consultant to review and establish the Chief Executive Officer’s base salary.

2. ANNUAL INCENTIVE

     We sponsor the MICP, an annual cash incentive plan, in which our executives, managers and supervisors participate. The Company includes managers and supervisors in the MICP to increase accountability for all levels of the Company’s management team and to better align compensation with management performance. Annual incentive opportunities are provided to executive officers to promote the achievement of annual performance objectives. MICP targets are based on a percentage of each executive’s base salary and are intended to offer target award opportunities that approximate the 50th percentile of the market for the Benchmarking Peer Group.

     Each year, the Committee establishes, based on the recommendations of the CEO, the threshold, target and outstanding levels for the performance measures applicable to the named executive officers. The 2010 MICP performance measures were ongoing earnings per share (Ongoing EPS) and legal entity net income for PEC and PEF as shown in the table below:

2010 MICP Financial Performance Goals
(in millions except EPS)	Threshold	Target	Outstanding
Company Ongoing EPS	$2.75	$2.95	$3.05
PEC Net Income	$572	$605	$623
PEF Net Income	$405	$429	$441

     The MICP’s performance targets are designed to align with our financial plan and are intended to appropriately motivate the executive officers to achieve the desired corporate financial objectives. Effective January 1, 2010, the legal entity net income performance measure was implemented as a result of the Company’s desire to increase its legal entity focus on net income results. The potential MICP funding for each performance measure is 50% at threshold, 100% at target and 200% at outstanding (maximum). Interpolation is applied when actual performance is between the identified levels. Each performance measure is assigned a weight based on the relative importance of that measure to the Company’s performance. During the year, updates are provided to the Committee on the Company’s performance as compared to the performance measures. For 2010, the named executive officers’ performance measures under the MICP were weighted among Ongoing EPS and legal entity net income as follows:

		Performance Measures
		(Relative Percentage Weight)
Named Executive	Target	Company	PEC	PEF
Officer	Opportunity	Ongoing EPS	Net Income	Net Income
William D. Johnson	85%	100%	—	—
Mark F. Mulhern	55%	100%	—	—
Jeffrey J. Lyash	55%	35%	32.5%	32.5%
Lloyd M. Yates	55%	45%	55%	—
John R. McArthur	55%	100%	—	—

     The determination of the annual MICP award that each named executive officer receives has two steps: i) funding the MICP awards based on the performance as compared to the financial goals specified above; and ii) determining individual MICP awards.

     First, the Committee approves the total amount that will be made available to fund MICP awards to managers and executives, including the NEOs. To determine the total amount available to fund all MICP awards, we calculate an amount for each MICP participant by multiplying each participant’s base salary by a performance factor (based on the sum of a participant’s weighted target award achievements). The performance factor ranges between 0 and 200% of a participant’s target award, depending upon the results of each applicable performance measure. The sum of these amounts for all participants is the total amount of funds available to pay to all participants, including the named executive officers.

     Second, the CEO recommends to the Committee an MICP payment for executives (excluding the CEO) based on the executive’s target award opportunity, the degree to which the Company achieved certain goals, and the executive’s individual performance based on achieving individual goals and operating results. The Committee reviews the CEO’s recommendations and approves and/or makes adjustments as appropriate. The CEO’s MICP payment is determined by the Committee based upon the Committee’s annual evaluation of the CEO’s performance. The Committee may reduce but cannot increase the amount payable to a participant according to business factors determined by the Committee, including the performance measures under the MICP.

     As allowed by the MICP, the Committee uses discretion to adjust funding amounts up or down depending on factors that it deems appropriate, such as weather, storm costs, impairments, restructuring costs, and gains/losses on sales of assets. The Committee uses Ongoing EPS as defined and reported by the Company in its annual earnings release.

     Based on management’s recommendations, with respect to 2010, the Committee exercised discretion for the three performance measures: the Company’s Ongoing EPS, PEC net income and PEF net income. The Committee approved adjusting the Company’s earnings per share results downward by $0.22 to account for favorable weather, storm and regulatory costs. The Committee approved adjusting PEC net income for favorable weather, storm and regulatory costs for a net downward adjustment of $32 million. The Committee approved adjusting PEF net income downward by $42 million to account for favorable weather and regulatory costs. These adjustments resulted in the Company’s Ongoing EPS, PEC net income and PEF net income performance at 73%, 74% and 82% of target, respectively. As a result of these downward adjustments, the 2010 MICP payments were below the target award opportunity for each of the NEOs.

3. LONG-TERM INCENTIVES

     The 2007 Equity Incentive Plan (the “Equity Incentive Plan”) was approved by our shareholders in 2007 and allows the Committee to make various types of long-term incentive awards to Equity Incentive Plan participants, including the named executive officers. The awards are provided to the named executive officers to align the interests of each executive with those of the Company’s shareholders. Long-term incentive awards are intended to offer target award opportunities that approximate the 50th percentile of the peer group. Currently, the Committee utilizes two types of equity-based incentives: restricted stock units and performance shares.

     The Committee has determined that to accomplish our compensation program’s purposes effectively, equity-based awards should consist of one-third restricted stock units and two-thirds performance shares. This allocation reflects the Committee’s strategy of utilizing long-term incentives to retain officers, align officers’ interests with those of the Company’s shareholders and drive specific financial performance.

     Performance shares are intended to focus executive officers on the multi-year sustained achievement of financial and shareholder value objectives. RSUs are intended to further align executives’ interests with shareholder interests while providing strong retention for the executive to remain with the Company long enough for the restricted stock units to vest.

     The table below shows the 2010 long-term incentive targets for the NEOs’ positions.

Long-Term Incentive Award Target1
	Performance	Restricted Stock
	Shares	Units
	Target Award	Target Award
Position2	2010	20103
Chief Executive Officer	233%	117%
Executive Vice President	117%	58%
Chief Financial Officer	117%	58%
President, PEC	117%	58%

     1 Target award amounts are expressed as percentages of base salaries for the listed positions.

     2 Position held at Progress Energy, Inc. unless otherwise noted.

     3 NEOs’ 2010 RSU target award amounts were reduced by 20%.

     After October 2004, we ceased granting stock options. All previously granted stock options remain valid in accordance with their terms and conditions.

Performance Shares

     The Performance Share Sub-Plan under the Equity Incentive Plan authorizes the Committee to issue performance shares to executives as selected by the Committee in its sole discretion. The value of a performance share is equal to the value of a share of the Company’s common stock, and earned performance share awards are paid in Company common stock. The performance period for a performance share is the three-consecutive-calendar-year period beginning in the year in which it is granted. Dividends or dividend equivalents are not paid on unvested performance shares. Rather, dividend equivalents accrue quarterly and are reinvested in additional shares that are only paid on earned performance shares at the end of each three-year performance cycle.

     To determine the number of shares granted at the beginning of each performance cycle, the Company divides the target award value by the closing stock price on the last trading day of the year prior to the beginning of the performance period. The performance shares must then be earned over the three-year performance cycle. The granting of performance shares does not provide the participant with any guarantee of actually receiving the awards.

     Notwithstanding the above calculation, the Committee may exercise discretion in determining the size of each performance share grant, with the maximum grant size at 125% of target. In 2010, the Committee did not exercise this discretion with respect to any grant of the named executive officers.

2007 Performance Share Sub-Plan (the “2007 PSSP”)

     The 2007 PSSP provides for an adjusted measure of total shareholder return (referred to as “Total Business Return” or TBR) to be utilized as the sole measure for determining the amount of a performance share award upon vesting. TBR is computed assuming a constant price to earnings ratio, which was set at the beginning of each performance period. During a period when the Company was undergoing transformation of its underlying operating portfolio, this measure was intended to filter out external or market-based variations in the Company’s stock price and focus on internal restructuring. The performance measure also uses the Company’s publicly reported ongoing earnings as the earnings component for determining performance share awards. The Committee chose this method as the sole performance measure to support its desire to better align the long-term incentives with the interests of our shareholders and to emphasize our focus on dividend and Ongoing EPS growth. TBR was used for the 2007 – 2009 and 2008 – 2010 performance share grants made under the 2007 PSSP. The performance measures for the 2008 –2010 performance cycle are shown in the table below.

	Threshold	Target	Outstanding
2007 Total Business Return1	5%	8%	≥10.5%
2007 Percentage of Target Award Earned	50%	100%	200%
2008 Total Business Return1	5%	8%	≥11%
2008 Percentage of Target Award Earned	25%	100%	200%

     1 Total shareholder return, adjusted to reflect a constant price to earnings ratio set at January 1 of the grant year and to reflect the Company’s ongoing earnings per share for each year of the performance period.

     Additionally, the Committee retained the discretion to reduce the number of performance shares awarded if it determines that the payouts resulting from the TBR do not appropriately reflect the Company’s actual performance.

     In the first quarter of 2010, the Committee approved a payout of 125% of the target value for the 2007 – 2009 PSSP grants.

2009 Performance Share Sub-Plan (the “2009 PSSP”)

     The 2009 PSSP uses two equally weighted performance measures: relative total shareholder return (TSR) and earnings growth. TSR, unlike the previously discussed TBR, is based on the conventional metric of annual share price appreciation and dividends. By using a combination of relative TSR and absolute earnings growth, the 2009 PSSP allows the Committee to consider the Company’s performance as compared to the PSSP Peer Group (as defined below), and management’s achievement of internal goals.

Relative TSR

     The relative TSR performance is calculated using the Company’s three-year annualized TSR ranked against the PSSP Peer Group. TSR is defined as the appreciation or depreciation in the value of the stock, plus dividends paid during the year, divided by the closing value of the stock on the last trading day of the preceding year. The table below shows the percent of target awards that may be earned based on the Company’s relative TSR percentile ranking:

Performance and Award Structure (50%)
Percentile Ranking	Percent of Target Award Earned
80th	200%
50th	100%
40th	50%
<40th	0%

     However, regardless of the relative ranking, if the Company’s TSR is negative for the performance period, no award above the threshold can be earned.

     In making awards under the 2009 PSSP, the Committee used a group of highly regulated companies with a business strategy similar to ours based on a percentage of regulated earnings (the “PSSP Peer Group”). These companies have a significant amount of their earnings generated from regulated assets. In addition, the PSSP Peer Group was selected based on other factors including revenues, market capitalization, and enterprise value. The PSSP Peer Group differs from the Benchmarking Peer Group the Committee uses for purposes of benchmarking compensation. The Benchmarking Peer Group is a broader group that represents those companies with which we primarily compete for executive talent and includes companies that are not regulated integrated utilities. The Committee believes that for purposes of our long-term incentive plan, it is more appropriate to use the PSSP Peer Group comprised of companies that derive a significant percentage of their earnings from regulated businesses. The table below lists the companies in the PSSP Peer Group.

PSSP Peer Group
Alliant Energy Corporation	Great Plains Energy, Inc.	SCANA Corporation
American Electric Power, Inc.	NV Energy, Inc.	Southern Company
Consolidated Edison, Inc.	PG&E Corporation	Westar Energy, Inc.
DPL, Inc.	Pinnacle West Capital Corporation	Wisconsin Energy Corp.
Duke Energy Corporation	Portland General Electric Company	Xcel Energy, Inc.

Earnings Growth

     Earnings growth is based on the Company’s annual Ongoing EPS. Ongoing EPS is determined in accordance with the Company’s “Policy for Press Release Earnings Disclosure of Non-GAAP Measures.” The earnings growth component of the PSSP award is based on the Company’s earnings growth performance as measured against pre-established goals set at the beginning of the performance period. The Committee determined the earnings growth targets for the 2010 annual grant were appropriate in consideration of a challenging economy, consistency with analysts’ expectations, the 2010 projected analysts’ consensus on earnings growth for the PSSP Peer Group, and continued uncertainties of the Florida regulatory environment. The table below shows the percent of target awards that may be earned based on the Company’s earnings growth performance:

Performance and Award Structure (50%)
	Three-Year Average Ongoing		Percent of Target Award
Performance	EPS Growth		Earned
	2009-2011	2010-2012
Threshold	2%	1%	50%
Target	4%	3%	100%
Maximum	6%	5%	200%

Restricted Stock Units

     The restricted stock unit component of the current long-term incentive program helps us retain executives and aligns the interests of management with those of our shareholders and management by rewarding executives for increasing and sustaining shareholder value. The Committee believes that the service-based nature of RSUs is essential in retaining an experienced and capable management team.

     Executive officers typically receive a grant of service-based RSUs in the first quarter of each year which are subject to a three-year graded vesting schedule. The size of each grant is based on the executive officer’s target award percentage and is determined by using the closing stock price of the Company’s common stock on the last trading day of the year prior to the date of the award. The Committee establishes target levels based on the peer group information discussed under the caption “Competitive Positioning Philosophy” on page 15 above. The 2010 RSU targets for the NEOs are shown in the “Long-Term Incentive Award Target” table on page 20 above. The granting of RSUs does not provide the participant with any guarantee of vesting in the awards. Holders of RSUs receive quarterly cash dividend equivalents equal to the amount of any quarterly dividends paid on our common stock.

     To further accent the retention quality of the Equity Incentive Plan and to recognize the contribution of the officer team, including the named executive officers, the Committee may also issue in its discretion service-based ad hoc grants of restricted stock units to executives. No ad hoc grants were awarded by the Committee during 2010.

4. SUPPLEMENTAL SENIOR EXECUTIVE RETIREMENT PLAN

     The Supplemental Senior Executive Retirement Plan (“SERP”) provides a supplemental, unfunded pension benefit for executive officers who have at least 10 years of service with at least three years of service on our Senior Management Committee (“SMC”), i.e., service as a Senior Vice President or above. The SERP is designed to provide pension benefits above those earned under our qualified pension plan. Current tax laws place various limits on the benefits payable under our qualified pension, including a limit on the amount of annual compensation that can be taken into account when applying the plan’s benefit formulas. Therefore, the retirement incomes provided to the named executive officers by the qualified plans generally constitute a smaller percentage of final pay than is typically the case for other Company employees. To make up for this shortfall and to maintain the market-competitiveness of the Company’s executive retirement benefits, we maintain the SERP for members of the SMC, including the NEOs.

     The SERP defines covered compensation as annual base salary plus the annual cash incentive award. The qualified plans define covered compensation as base salary only. The Committee believes it is appropriate to include annual cash incentive awards in the definition of covered compensation for purposes of determining pension plan benefits for the named executive officers to ensure that the named executive officers can replace in retirement a portion of total compensation received during employment. This approach takes into account the fact that base pay alone comprises a relatively smaller percentage of a named executive officer’s total compensation than of other Company employees’ total compensation.

     The Committee believes that the SERP is a valuable and effective tool for attraction and retention due to its significant benefit and vesting requirements. It is also a common tool among the Benchmarking Peer Group and utilities in general. Total years of service attributable to an eligible executive officer may consist of actual or deemed years. The Committee grants deemed years of service on a case-by-case basis depending upon our need to attract and retain a particular executive officer. All of our named executive officers participate in the SERP and are fully vested in the SERP other than John R. McArthur, who will begin participation and vest on January 1, 2012.

     Payments under the SERP are made in the form of an annuity, payable at age 65. The monthly SERP payment is calculated using a formula that equates to 4% per year of service (capped at 62%) multiplied by the average monthly eligible pay for the highest completed 36 months of eligible pay within the preceding 120-month period. Eligible pay includes base salary and annual incentive. (For those executives who became SERP participants on or after January 1, 2009, the target benefit percentage is 2.25% rather than 4% per year of service. None of the named executive officers for 2010 is subject to the new benefit percentage.) Benefits under the SERP are fully offset by Social Security benefits and by benefits paid under our qualified pension plan. An executive officer who is age 55 or older with at least 15 years of service may elect to retire and commence his or her SERP benefit prior to age 65. The early retirement benefit will be reduced by 2.5% for each year the participant receives the benefit prior to reaching age 65.

5. MANAGEMENT CHANGE-IN-CONTROL PLAN

     We sponsor a Management Change-In-Control Plan (the “CIC Plan”) for selected employees. The purpose of the CIC Plan is to retain key management employees who are critical to the negotiation and subsequent success of any transition resulting from a change-in-control (“CIC”) of the Company. Providing such protection to executive officers in general minimizes disruption during a pending or anticipated CIC. Under our CIC Plan, we generally define a CIC as occurring at the earliest of the following:
  the date any person or group becomes the beneficial owner of 25% or more of the combined voting power of our then outstanding securities; or

  the date a tender offer for the ownership of more than 50% of our then outstanding voting securities is consummated; or

  the date we consummate a merger, share exchange or consolidation with any other corporation or entity, regardless of whether we are the surviving company, unless our outstanding securities immediately prior to the transaction continue to represent more than 60% of the combined voting power of the outstanding voting securities of the surviving entity immediately after the transaction; or

  the date, when, as a result of a tender offer, exchange offer, proxy contest, merger, share exchange, consolidation, sale of assets or any combination of the foregoing, the directors serving as of the effective date of the change-in-control plan, or elected thereafter with the support of not less than 75% of those directors, cease to constitute at least two-thirds (2/3) of the members of the Board of Directors; or

  the date when our shareholders approve a plan of complete liquidation or winding-up or an agreement for the sale or disposition by us of all or substantially all of our assets; or

  the date of any other event that our Board of Directors determines should constitute a CIC.
     The purposes of the CIC Plan and the levels of payment it provides are designed to:
  focus executives on maximizing shareholder value;

  ensure business continuity during a transition and thereby maintain the value of the acquired company;

  allow executives to focus on their jobs and not alternative future employment if they should be terminated; and

  retain key executives during a period of potentially protracted transition for the benefit of shareholders and customers.
     The Committee has the sole authority and discretion to designate employees and/or positions for participation in the CIC Plan. The Committee has designated certain positions, including all of the NEO positions, for participation in the CIC Plan. The benefits provided under the CIC Plan do not duplicate the employment agreement severance benefits in the case of CIC Plan participants. Participants are not eligible to receive any of the CIC Plan’s benefits absent both a CIC of the Company and an involuntary termination of the participant’s employment without cause, including voluntary termination for good reason. Good reason termination includes changes in employment circumstances such as a:
  reduction of base salary or material reduction of incentive compensation opportunity;

  material adverse change in position or scope of authority;

  significant change in work location; or

  breach of provisions of the CIC Plan.
     Rather than allowing benefit amounts to be determined at the discretion of the Committee, the CIC Plan has specified multipliers designed to be competitive with current market practices. With the assistance of its compensation consultant, the Committee has reviewed the design of the CIC Plan to ensure that it meets the Company’s business objectives and falls within competitive parameters. The Committee has determined that the current CIC Plan is effective at meeting the goals described above.

     The CIC Plan provides separate tiers of severance benefits based on the position a participant holds within our Company. The continuation of health and welfare benefits coverage and the degree of excise tax gross-up for terminated participants align with the length of time during which they will receive severance benefits.

     The following table sets forth the key provisions of the CIC Plan benefits as it relates to our NEOs:

	Tier I	Tier II
Eligible Positions	Chief Executive Officer, Chief Operating Officer, Presidents and Executive Vice Presidents	Senior Vice Presidents
Cash Severance	300% of base salary and annual incentive1	200% of base salary and annual incentive1
Health & Welfare Coverage Period	Coverage up to 36 months	Coverage up to 24 months
Gross-ups	Full gross-up of excise tax	Conditional gross-up of excise tax

     1 The cash severance payment will be equal to the sum of the applicable percentage of annual base salary and the greater of the average of the participant’s annual incentive award for the three years immediately preceding the participant’s employment termination date, or the participant’s target annual incentive award for the year the participant’s employment with the Company terminates.

     Additionally, the CIC Plan has the following key provisions:

Benefit	Description
Annual Incentive	100% of target incentive if terminated within coverage period after CIC.
Restricted Stock Agreements	Restrictions are fully waived on all outstanding grants if terminated during coverage period (unless outstanding awards are not assumed by the acquiring company in which case they would vest at CIC).
Performance Share Sub-Plan	Outstanding awards vest (at the target level) as of the termination date (unless outstanding awards are not assumed by the acquiring company in which case they would vest at CIC).
Stock Option Agreements	Unvested awards if assumed by acquiring company would vest according to their normal schedule; otherwise they would vest if participant is terminated during coverage period after the CIC (there are no unvested stock option awards currently outstanding).
Supplemental Senior Executive Retirement Plan	Participant shall be deemed to have met minimum service requirements for benefit purposes, and participant shall be entitled to payment of benefit under the SERP.
Deferred Compensation	Entitled to payment of accrued benefits in all accrued nonqualified deferred compensation plans.

     In the event an NEO is terminated following a change-in-control of the Company, benefits payable under the CIC Plan will be paid in lieu of any severance benefits payable under the NEO’s employment agreement if the transaction qualifies as a change in control under Section 409A of the Internal Revenue Code of 1986, as amended. If the transaction is not a Section 409A change in control, the NEO will receive the same level of CIC Plan benefits except that a portion of the cash severance will be paid in installments rather than in a lump sum. Accordingly, the amounts shown in the “Involuntary or Good Reason Termination (CIC)” columns in the tables captioned “Potential Payments Upon Termination,” on pages 43 through 52 below show only the potential payments each of our NEOs would be eligible to receive under the CIC Plan in the event of a CIC.

     The CIC Plan also permits the Board to establish a nonqualified trust to protect the benefits of the impacted participants. This type of trust generally is established to protect nonqualified and/or deferred compensation against various risks such as a CIC or a management change-of-heart. Any such trust the Board establishes will be irrevocable and inaccessible to future or current management, and may be currently funded. To date, no such trust has been funded with respect to any of our NEOs.

Application of the CIC Plan and Other Compensation Related Consequences of the Proposed Merger with Duke Energy

     On January 8, 2011, Duke Energy Corporation (“Duke Energy”) and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, if the merger is consummated, the Company will become a wholly owned subsidiary of Duke Energy and shareholders of the Company will receive shares of Duke Energy common stock. Consummation of the merger is subject to customary conditions, including among other things, approval of the shareholders of each company.

     Our NEOs will not receive additional compensation or benefits under their employment agreements or the CIC Plan solely on account of the consummation of the merger with Duke Energy. However, subject to the limitations described below, if an NEO is terminated without “cause” or resigns with “good reason” within twenty-four months after consummation of the merger, they will be entitled to severance benefits under the CIC Plan as set forth in the “Involuntary or Good Reason Termination (CIC)” column of the tables captioned “Potential Payments Upon Termination,” on pages 43 through 52 below. The eligibility of certain NEOs to receive the CIC Plan benefits is limited by the following:

  Each of our NEOs are expected to assume new positions with Duke Energy effective upon consummation of the merger. Thus, we do not expect that these executives’ employment will be terminated in connection with consummation of the merger.

  In connection with the execution of the Merger Agreement, Duke Energy, Diamond Acquisition Corporation and Mr. Johnson executed a term sheet pursuant to which the parties agreed to enter into an employment agreement upon consummation of the merger. Pursuant to the term sheet, Mr. Johnson has waived his right to resign with “good reason,” and receive CIC Plan benefits or to assert a “constructive termination” under his existing employment agreement, on account of (i) his required relocation to Charlotte, North Carolina, (ii) any changes to his positions, duties and responsibilities in connection with his acceptance of the new position with Duke Energy, or (iii) any changes to his total incentive compensation opportunity following the merger with Duke Energy. In addition, Mr. Johnson’s term sheet specifies that if he is involuntarily terminated without “cause” or resigns for “good reason” on or prior to the second anniversary of the completion of the merger, he will not receive a tax gross-up for the parachute payment excise tax under Sections 280G and 4999 of the Internal Revenue Code. In addition to the waivers described above, Mr. Johnson’s term sheet also specifies that if he is involuntarily terminated without “cause” or resigns for “good reason” following the second anniversary of, but prior to the third anniversary of, the consummation of the merger, he will be entitled to the severance benefits provided under his current employment agreement. If the merger with Duke Energy is not completed, the waivers described in this paragraph will not take effect.

  Also in connection with the execution of the Merger Agreement, each of Messrs. Yates, Lyash, McArthur and Mulhern entered into a letter agreement with the Company waiving certain rights of such executive officer under the CIC Plan and such executive officer’s employment agreement. Messrs. Yates, Lyash, McArthur and Mulhern have each waived the right to resign with “good reason,” and receive the CIC Plan benefits or to assert a “constructive termination” under their employment agreements, on account of (i) a required relocation to Charlotte, North Carolina, (ii) a change in his position, duties or responsibilities in connection with his acceptance of the new position with Duke Energy or (iii) a reduction in his total incentive compensation opportunity by virtue of his participation in Duke Energy’s incentive compensation plans (provided that his target incentive compensation opportunity is substantially similar to that of similarly situated Duke Energy executives). Thus, Messrs. Yates, Lyash, McArthur and Mulhern cannot claim entitlement to CIC Plan benefits or severance under their employment agreements upon a resignation following the merger for any of these reasons. The letter agreements will be terminated in the event that the Merger Agreement is terminated prior to the merger with Duke Energy being consummated.
     Upon consummation of the merger, outstanding options to purchase shares of Company common stock and outstanding awards of restricted stock, restricted stock units, phantom shares and performance shares will be converted into equity or equity-based awards in respect of a number of shares of Duke Energy common stock equal to the number of shares of Company common stock represented by such award multiplied by the exchange ratio under the Merger Agreement and will remain subject to the same vesting requirements as were applicable to such awards prior to consummation of the merger with Duke Energy. In other words, the vesting of options and other equity awards held by our NEOs will not be accelerated on account of the completion of the merger. The outstanding annual incentive awards of our NEOs also will remain subject to their original vesting requirements and will remain subject to performance criteria. The compensation committee of the Duke Energy board of directors will adjust the original performance criteria for outstanding performance shares and annual incentive awards as it determines is appropriate and equitable to reflect the merger, Progress Energy’s performance prior to completion of the merger and the performance criteria of awards made to similarly situated Duke Energy employees.

     Notwithstanding the provisions of the CIC Plan providing for the funding of a nonqualified trust to protect the benefits of the impacted participants, the terms of the Merger Agreement prohibit the funding of any such trust and stipulate that the CIC Plan must be amended prior to the consummation of the merger to eliminate any funding requirement.

     On March 16, 2011, the Board amended the SERP in two respects. The SERP was amended to provide that all service with the Company and its affiliates, including Duke Energy and its affiliates, after completion of the merger will be treated as service as a Senior Vice President or above for purposes of meeting the SERP’s eligibility requirements. Second, the SERP was amended to limit participation in the SERP to executives who were members of the SMC on January 8, 2011.

6. EMPLOYMENT AGREEMENTS

     Each named executive officer has an employment agreement that documents the Company’s relationship with that executive. We provide these agreements to the executives as a means of attracting and retaining them. Each agreement has a term of three years. When an agreement’s remaining term diminishes to two years, the agreement automatically adds another year to the term, unless we give a 60-day advance notice that we do not want to extend the agreement. If a named executive officer is terminated without cause during the term of the agreement, he is entitled to severance payments equal to his base salary times 2.99, as well as up to 18 months of COBRA reimbursement. A description of each named executive officer’s employment agreement is discussed under the “Employment Agreement” section of the “Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table” on page 35.

     The Committee provides employment agreements to the named executive officers because it believes that such agreements are important for the Company to be competitive and retain a cohesive management team. The employment agreements also provide for a defined employment arrangement with the executives and provide various protections for the Company, such as prohibiting competition with the Company, solicitation of the Company’s employees and disclosure of confidential information or trade secrets. The Committee believes that the terms of the employment agreements are in line with general industry practice.

7. EXECUTIVE PERQUISITES

     We provide limited perquisites and other benefits to our executives. Amounts attributable to perquisites are disclosed in the “All Other Compensation” column of the Summary Compensation Table on page 32.

     The Committee has determined that the current perquisites are appropriate and consistent with market practices. The perquisites available to the named executive officers during 2010 include:

Perquisites for 2010	Description
Personal Travel on Corporate Aircraft and “Business-Related” Spousal Travel1	Personal and spousal travel on corporate aircraft is permitted under very limited circumstances.
Financial and Estate Planning	An annual allowance of up to $16,500 for the purpose of purchasing financial and estate planning counseling and services and preparation of personal tax return.
Luncheon and Health Club Dues	Membership in an approved luncheon club and membership in a health club of executive officer’s choice.
Executive Physical	Reimbursement of up to $2,500 for an extensive physical at a clinic specializing in executive physicals, every other year.
Internet and Telecom Service2	Monthly fees for Internet and telecom access.
Home Security	An installed home security system and payment of monitoring fees.
Accidental Death and Dismemberment Insurance	$500,000 of AD&D insurance for each executive officer.

     1 Personal travel on the Company’s aircraft in the event of a family emergency or similar situation is permitted with the approval of the Chief Executive Officer. Executives’ spouses may travel on the Company’s aircraft to accompany the executives to “business-related” events executives’ spouses are requested to attend. For 2010, the named executive officers whose perquisites included spousal travel on corporate aircraft for business purposes were Messrs. Johnson, Lyash, and Yates.

     2 Including home use of Company-owned computer.

     The Committee believes that the perquisites we provide to our executives are reasonable, competitive and consistent with our overall executive compensation program in that they help us attract and retain skilled and qualified executives. We believe that these benefits generally allow our executives to work more efficiently and, in the case of the tax and financial planning services, help them to optimize the value received from all of the compensation and benefits programs offered. The costs of these benefits constitute only a small percentage of each named executive officer’s total compensation.

8. OTHER BROAD-BASED BENEFITS

     The named executive officers receive our general corporate benefits provided to all of our regular, full-time, nonbargaining employees. These broad-based benefits include the following:
  participation in our 401(k) Plan (including a limited Company match of up to 6% of eligible compensation);

  participation in our funded, tax-qualified, noncontributory defined-benefit pension plan, which uses a cash balance formula to accrue benefits; and

  general health and welfare benefits such as medical, dental, vision and life insurance, as well as long-term disability coverage.

9. DEFERRED COMPENSATION

     We sponsor the Management Deferred Compensation Plan (the “MDCP”), an unfunded, deferred compensation arrangement. The plan is designed to provide executives with tax deferral options, in addition to those available under the existing qualified plans. An executive may elect to defer, on a pre-tax basis, payment of up to 50% of his or her salary for a minimum of five years or until his or her date of retirement. As a make-up for the 401(k) statutory compensation limits, executives receive deferred compensation credits of 6% of their base salary over the Internal Revenue Code statutory compensation limit on 401(k) retirement plans. The Committee views the matching feature as a restoration benefit designed to restore the matching contribution the executive would have received under the 401(k) retirement plan in the absence of the Internal Revenue Service compensation limits. Each executive may allocate his or her deferred compensation among available deemed investment funds that mirror those options available under the 401(k) plan.

     Executives can elect to defer up to 100% of their MICP and/or performance share awards. The deferral option is provided as an additional benefit to executive officers to provide flexibility in the receipt of compensation. Deferred awards may be allocated among deemed investment options that mirror the Company’s 401(k) Plan. Effective September 1, 2010, the named executive officers cannot allocate deferred awards to the deemed Company stock investment fund.

III. 2010 COMPENSATION DECISIONS

Company Performance

     The Committee made decisions for the executive officers’ compensation following the provisions of the compensation plans and benefit programs described in Article II, Elements of Compensation. The Committee also considered a number of factors in exercising its permitted discretion under the plans, including the challenging economic environment, the performance of the Company’s nuclear fleet, and the Company’s overall operational and financial results. Highlights of the Company’s 2010 performance include the following:
  Returned value to shareholders including increasing dividends from $693 million in 2009 to $717 million in 2010; maintained the dividend rate in the face of a challenging economic environment;

  Total shareholder return in 2010 was 12.6% as compared to the median 2010 total shareholder return for the PSSP Peer Group of 14.9%; the Company’s three-year annualized total shareholder return was 2.6% as compared to the median three-year annualized total shareholder return for the PSSP Peer Group of 4.1%;

  Delivered ongoing earnings of $889 million, or $3.06 per share, compared to $846 million, or $3.03 per share in 2009;

  PEC ongoing net income was $618 million and PEF ongoing net income was $462 million for 2010;

  Experienced higher operations and maintenance expense primarily due to higher nuclear plant outage and maintenance costs driven by expanded scope and more emergent work in 2010 as compared to 2009;

  Received approval from the Florida Public Service Commission to recover all proposed costs in Progress Energy Florida’s annual filings for fuel and purchased power, environmental projects, conservation programs and new nuclear generation, including approval to collect, subject to refund, replacement power costs related to the Crystal River 3 Nuclear Plant outage;

  Received approval from the North Carolina Utilities Commission to recover all proposed costs of fuel, energy-efficiency programs and renewable energy resource; and

  Completed successful refueling and maintenance outage at Harris Nuclear Plant, executing several major projects, including an electric generator replacement, cooling tower fill project, and a fire protection enhancement.
Chief Executive Officer Compensation

     William D. Johnson

     In March 2010, the Committee considered Mr. Johnson’s salary against the salaries of the chief executive officers in the Benchmarking Peer Group, the Company’s performance, the difficult external economic climate and the performance of our nuclear fleet. Based on these factors, the Committee did not approve an increase to Mr. Johnson’s salary of $990,000. Mr. Johnson’s current target total base compensation is approximately 9% below the 50th percentile of the Benchmarking Peer Group due to his relatively short tenure in the Chief Executive Officer position, and more significantly, the challenging economic environment. It is the Committee’s intention to increase Mr. Johnson’s salary over time to a level that is at the 50th percentile of the Benchmarking Peer Group. For 2010, the Committee set Mr. Johnson’s MICP target award opportunity at 85% of base salary. This target award was the same as the target Mr. Johnson had in 2007 after he assumed his new position, and represents a target award opportunity that is below the 50th percentile of market. The payout of the 2010 MICP award was based on the extent to which Mr. Johnson achieved his performance goals, which were focused on the following general areas of Company success:
  Delivering on fundamentals of safety, operational excellence and customer satisfaction;

  Strengthening nuclear performance through a fleet alignment initiative;

  Achieving financial objectives and strengthening financial accountability and understanding throughout the Company;

  Managing capital projects and programs effectively;

  Executing the energy-efficiency and emerging technology features of the Company’s Balanced Solution Strategy;

  Fostering a more constructive regulatory environment in Florida;

  Advocating effectively for achievable, affordable climate and renewable energy policies;

  Achieving sustainable internal efficiency improvements through the application of the Company’s Continuous Business Excellence (“CBE”) initiative; and

  Demonstrating leadership behaviors that fully engage employees in executing our strategy and that foster a positive culture of people, performance and excellence.
     In recognition of his accomplishments during 2010, the Committee awarded Mr. Johnson an MICP payout of $715,000, which is equal to 85% of Mr. Johnson’s target award. The Committee considered, among other things, Mr. Johnson’s leadership in achieving ongoing EPS of $3.06 which was higher than the upper end of the Company’s guidance range of $3.00 to $3.05; managing 21 major capital projects that collectively came in 6% under budget for the year-end; increasing renewable energy capacity; successfully applying CBE resulting in all business units, except nuclear, holding operations and maintenance (“O&M”) expenses flat at 2009 levels; and guiding the strategic direction of the Company that resulted in the execution of the Merger Agreement with Duke Energy. The Committee also considered the Company’s challenges in the nuclear business unit, including higher than budgeted utility non-fuel O&M related to unplanned nuclear outages at the Robinson Nuclear Plant. The Committee recognized Mr. Johnson’s focus on improving nuclear fleet performance by strengthening the leadership of the entire generating fleet and developing a comprehensive nuclear fleet renewal plan. The Committee also considered Mr. Johnson’s emphasis on specific leadership behaviors and expectations throughout the year, which were communicated to the Company’s management team in clear and direct terms. The Committee also noted Mr. Johnson’s increasing leadership in key national industry organizations, including frequent, direct engagement with policymakers and regulators at the federal and state levels.

     With respect to his long-term incentive compensation during 2010, Mr. Johnson was granted 22,596 restricted stock units and 56,248 performance shares in accordance with his pre-established targets of 117% and 233%, respectively, of his base salary. The performance shares are earned based on performance over the three years ending December 31, 2012. Additionally, 29,456 shares of the 2007 annual grant vested in 2010 and were paid out at 125% of target. The total year-over-year compensation to Mr. Johnson for 2010, as compared to 2009, as noted in the “Summary Compensation Table” on page 32, was largely flat.

Chief Financial Officer Compensation

     Mark F. Mulhern

     In March 2010, Mr. Johnson recommended the Committee approve a market-based adjustment to Mr. Mulhern’s base salary. The Committee approved a base salary of $450,000 for Mr. Mulhern, representing a 5.9% increase to his previous salary of $425,000. The new base salary was set at 15.9% below the 50th percentile of the Benchmarking Peer Group. Mr. Mulhern’s base salary was established at this level due to his relatively short tenure in the Chief Financial Officer position, and more significantly, the challenging economic environment. It is the Committee’s intention to increase Mr. Mulhern’s salary over time to a level that is at the 50th percentile of the Benchmarking Peer Group.

     For 2010, Mr. Mulhern’s MICP target award was set at 55% of his base salary. This target award is the same target Mr. Mulhern had in 2009 after he assumed the Chief Financial Officer position and represents a target award opportunity that is below the 50th percentile of the market. Mr. Mulhern’s performance goals for 2010 focused on the following general areas of Company success:
  Achieving financial objectives;

  Successfully communicating to the financial market modifications of financial goals that reflect changes resulting from PEF regulatory outcomes;

  Focusing on capital discipline and O&M expense management; and

  Providing financial support for and ensuring strategic alignment of the Company’s Balanced Solution Strategy.
     In recognition of his accomplishments in 2010 and on Mr. Johnson’s recommendation, the Committee awarded Mr. Mulhern an MICP payout of $205,000, which is equal to 84% of Mr. Mulhern’s target award. The Committee considered, among other things, Mr. Mulhern’s significant role in the Company achieving a 12.6% shareholder return as of the end of the year; implementation of an integrated strategic planning process including appropriate focus on capital discipline, O&M expense management, and long-term workforce planning; supporting a successful rate settlement for PEF requiring adaptation of the Company’s financial plan to absorb no new cash revenue during the settlement period; and negotiating and executing the Merger Agreement with Duke Energy. The Committee also noted Mr. Mulhern’s leadership in coordinating the development of the financial components for the Company’s regulatory strategy and strategic scenario planning.

     With respect to his long-term incentive compensation, in 2010, Mr. Mulhern was granted 4,809 restricted stock units and 12,126 performance shares in accordance with his pre-established targets of 58% and 117%, respectively, of base salary. The performance shares are earned based on performance over the three years ending December 31, 2012. Additionally, 7,131 shares of the 2007 annual grant vested in 2010 and were paid out at 125% of target. Mr. Mulhern’s compensation in 2010, as noted in the “Summary Compensation Table” on page 32, increased by 8.2% from the amount of total compensation he received in 2009, largely due to an increase in his accrued pension benefits.

Compensation of Other Named Executive Officers

     For 2010, Mr. Johnson recommended and the Committee approved no increases to the base salaries for Messrs. Lyash, Yates, and McArthur.

     On Mr. Johnson’s recommendation, the Committee awarded Messrs. Lyash, Yates, and McArthur 2010 MICP awards as described in the table below.

Named Executive	2010 MICP	Percent of
Officer	Award	Target	Explanation of Award
Jeffrey J. Lyash	$195,000	78%	Mr. Lyash played a significant role in developing and implementing a comprehensive nuclear fleet renewal plan; accelerating the CBE initiative into nuclear outages; improving performance of the Brunswick Nuclear Plant; and maintaining regulatory confidence in the Company’s nuclear generation group’s leadership.
Lloyd M. Yates	$195,000	79%	Mr. Yates played a significant role in achieving the successful financial and operational performance of PEC which contributed to the Company achieving its ongoing EPS goal; effectively managing PEC’s O&M expenses, particularly for nuclear outages and in the supply chain business unit; and effectively communicating the Company’s climate change policy and Balanced Solution Strategy to external stakeholders and industrial customers.
John R. McArthur	$220,000	82%	Mr. McArthur played a significant role in developing a North Carolina legislative approach for 2011 to support consistent regulated earnings and cost recovery for nuclear investment; improving our business planning process through better alignment and deeper understanding of our business objectives and cost drivers; achieving success in all clause recovery dockets in Florida; recovering all fuel and efficiency and renewable costs and incentives in North Carolina and South Carolina; and negotiating and executing the Merger Agreement with Duke Energy.

     With respect to long-term compensation, in 2010 each of the other named executive officers received annual grants of restricted stock units and performance shares in accordance with their pre-established targets. The table below describes those grants.

Named Executive Officer	Restricted Stock Units Vesting in 1/3 Increments in 2011, 2012 and 2013	Performance Shares Vesting 2013
Jeffrey J. Lyash	5,126	12,924
Lloyd M. Yates	5,069	12,782
John R. McArthur	5,522	13,923

     Mr. Lyash’s total compensation as shown in the “Summary Compensation Table” on page 32 decreased 10.6% from the amount of total compensation he received in 2009.

     Mr. Yates’ total compensation as shown in the “Summary Compensation Table” on page 32 decreased 3.2% from the amount of total compensation he received in 2009.

     Mr. McArthur’s total compensation as shown in the “Summary Compensation Table” on page 32 decreased 3.3% from the amount of total compensation he received in 2009.

IV. COMPENSATION COMMITTEE REPORT

     The Committee has reviewed and discussed this CD&A with management as required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Committee recommended to the Company’s Board of Directors that the CD&A be included in this document.

Organization and Compensation Committee

E. Marie McKee, Chair
John D. Baker II
Harris E. DeLoach, Jr.
James B. Hyler, Jr.
Robert W. Jones
Melquiades R. “Mel” Martinez
John H. Mullin, III

     Unless specifically stated otherwise in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, the foregoing Compensation Committee Report shall not be deemed soliciting material, shall not be incorporated by reference into any such filings and shall not otherwise be deemed filed under such Acts.

SUMMARY COMPENSATION TABLE FOR 2010

     The following Summary Compensation Table discloses the compensation during 2010 of our Chief Executive Officer, Chief Financial Officer, and the other three most highly paid executive officers who were serving at the end of 2010. Additionally, column (h) is dependent upon actuarial assumptions for determining the amounts included. A change in these actuarial assumptions would impact the values shown in this column. Where appropriate, we have indicated the major assumptions in the footnote to column (h).

Name and Principal Position (a)	Year (b)	Salary1 ($) (c)	Bonus ($) (d)	Stock Awards2 ($) (e)	Option Awards3 ($) (f)	Non-Equity Incentive Plan Compensation4 ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings5 ($) (h)	All Other Compensation6 ($) (i)	Total ($) (j)
William D. Johnson,	2010	$990,000	N/A	$3,109,607	-	$715,000	$1,096,829	$316,051	$6,227,487
Chairman, President and	2009	979,231		3,090,605	-	950,000	1,144,448	289,726	6,454,010
Chief Executive Officer7	2008	950,000		2,911,701	-	929,000	1,091,256	304,571	6,186,528

Mark F. Mulhern,	2010	$443,269	N/A	$667,916	-	$205,000	$517,696	$77,672	$1,911,553
Senior Vice President and	2009	414,231		655,990	-	225,000	369,822	102,137	1,767,180
Chief Financial Officer	2008	355,385		433,473	-	200,000	820,419	141,354	1,950,631

Jeffrey J. Lyash,	2010	$453,000	N/A	$711,892	-	$195,000	$281,882	$102,290	$1,744,064
Executive Vice President –	2009	450,846		728,120	-	235,000	244,369	292,061	1,950,396
Energy Supply	2008	432,885		612,952	-	225,000	323,904	140,812	1,735,553

Lloyd M. Yates, President	2010	$448,000	N/A	$704,043	-	$195,000	$342,925	$80,548	$1,770,516
and Chief Executive Officer,	2009	445,846		720,683	-	235,000	308,815	119,432	1,829,776
PEC	2008	429,231		612,952	-	210,000	777,983	155,042	2,185,208

John R. McArthur,	2010	$488,000	N/A	$766,911	-	$220,000	$81,601	$92,677	$1,649,189
Executive Vice President,	2009	485,846		780,070	-	250,000	74,001	116,381	1,706,298
General Counsel and	2008	459,423		571,390	-	250,000	46,028	137,536	1,464,377
Corporate Secretary

     1 Consists of base salary earnings prior to (i) employee contributions to the Progress Energy 401(k) Savings & Stock Ownership Plan and (ii) voluntary deferrals, if any, under the Management Deferred Compensation Plan. See “Deferred Compensation” discussion in Part II of the CD&A. Salary adjustments, if deemed appropriate, generally occur in March of each year.

     2 Includes the fair value of stock awards as of the grant date computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Assumptions made in the valuation of material stock awards are discussed in Note 9.B. to our consolidated financial statements for the year ended December 31, 2010. The values reflected for 2008 in columns (e) and (j) are different than originally disclosed because these values represent the fair value of stock awards as of the grant date rather than the expense related to equity awards for financial statement reporting purposes in accordance with ASC Topic 718. Fair value of stock awards granted in 2010 and the maximum potential payout for the performance shares granted in 2010 are based on the March 16, 2010 closing stock price of $39.44 as shown in the table below:

2010 Stock Awards (column (e))				Maximum Potential Payout for Performance Shares
Name	Grant Date Fair Value
	Restricted Stock Units	Performance Shares	Total (column (e))	Maximum Percentage	Maximum Value
William D. Johnson	$891,186	$2,218,421	$3,109,607	200%	$4,436,842
Mark F. Mulhern	189,667	478,249	667,916	200%	956,498
Jeffrey J. Lyash	202,169	509,723	711,892	200%	1,019,446
Lloyd M. Yates	199,921	504,122	704,043	200%	1,008,244
John R. McArthur	217,788	549,123	766,911	200%	1,098,246

     3 We ceased granting stock options in 2004. No additional expense remains with respect to our stock option program.

     4 Includes the awards given under the Management Incentive Compensation Plan (MICP) for 2008, 2009 and 2010 performance.

     5 Includes the change in present value of the accrued benefit under Progress Energy’s Pension Plan, SERP, and/or Restoration Plan where applicable. The current incremental present values were determined using actuarial present value factors as provided by our actuarial consultants, Buck Consultants, based on FAS mortality assumptions post-age 65 and FAS discount rates for the years shown as follows:

FAS Discount Rates
Year	Pension Plan	SERP	Restoration Retirement Plan
2010	5.50%	5.70%	5.00%
2009	5.95%	6.10%	5.45%
2008	6.30%	6.30%	6.25%

In addition, it includes the above market earnings on deferred compensation under the Deferred Compensation Plan for Key Management Employees. The 1996-1999 Deferred Compensation Plan for Key Management Employees provided a fixed rate of return of 10.0% on deferred amounts, which was 2.7% above the market interest rate of 7.3% at the time the plan was frozen in 1996. The Deferred Compensation Plan for Key Management Employees was discontinued in 2000 and replaced with the Management Deferred Compensation Plan, which does not have a guaranteed rate of return. Named executive officers who were participants in the 1996-1999 Deferred Compensation Plan for Key Management Employees continue to receive plan benefits with respect to amounts deferred prior to its discontinuance in 2000. The above market earnings under the Deferred Compensation Plan for Key Management Employees are included in this column for Mr. Johnson. Changes in the accrued benefit under each plan for named executive officers are shown in the table below:

2010 Change in Pension Value and Nonqualified Deferred Compensation Earnings (column (h))
Name	Change in Pension Plan	Change in SERP	Change in Restoration Plan	Above Market Earnings on Deferred Compensation Plan	Total (column (h))
William D. Johnson	$80,055	$1,005,387	—	$11,387	$1,096,829
Mark F. Mulhern	57,308	460,388	—	—	517,696
Jeffrey J. Lyash	60,279	221,603	—	—	281,882
Lloyd M. Yates	41,092	301,833	—	—	342,925
John R. McArthur	41,256	—	40,345	—	81,601

     6 Includes the following items: Company match contributions under the Progress Energy 401(k) Savings & Stock Ownership Plan; deferred credits under Management Deferred Compensation Plan (MDCP); perquisites; the Company’s payment of the FICA tax on the non-qualified retirement accrual and the tax gross-up on the imputed income of that tax payment; and dividends paid under provisions of the Restricted Stock Award/Unit Plans. The total value of perquisites and personal benefits received by Messrs. Mulhern and Yates was less than $10,000 each. Thus, those amounts are excluded from this column. Named executive officers were compensated for these items as follows:

2010 All Other Compensation (column (i))
Name	Company Contributions under 401(k)	Deferred Credits under the MDCP	Perquisites (detailed in table below)	Imputed Income and Tax Gross-ups	Dividends	Total (column (i))
William D. Johnson	$14,700	$44,700	$65,145	$6,201	$185,305	$316,051
Mark F. Mulhern	14,700	11,601	—	5,521	45,850	77,672
Jeffrey J. Lyash	14,700	12,480	24,012	315	50,784	102,291
Lloyd M. Yates	14,700	12,180	—	3,125	50,543	80,548
John R. McArthur	13,569	14,580	11,058	722	52,748	92,677

Perquisites that exceed the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for each officer are quantified in the table below. “Other” perquisites include health club dues, spousal meals, spousal travel, Internet and telecom access, AD&D insurance, residential telephone, meals (family other than spouse), and registration fee (family other than spouse).

2010 Perquisites (Component of column (i))
	Luncheon Club Dues	Financial/Tax Planning	Home Security	Spousal Travel on Corporate Aircraft*	Other	Total Perquisites

Name
William D. Johnson	$1,508	$7,500	$30,128	$20,228	$5,781	$65,145
Jeffrey J. Lyash	2,088	6,583	918	11,934	2,489	24,012
John R. McArthur	1,476	7,500	840	0	1,242	11,058

     * Executives’ spouses may travel on the Company’s aircraft only to accompany executives on “business-related” events that spouses are requested to attend.

     7 Mr. Johnson did not receive additional compensation for his service on the Board of Directors.

GRANTS OF PLAN-BASED AWARDS

		Estimated			Estimated			Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
		Future Payouts Under			Future Payouts Under
		Non-Equity Incentive			Equity Incentive
		Plan Awards1			Plan Awards2

Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)	or Units3 (#) (i)	Awards4 ($) (j)
William D. Johnson, Chairman, President and Chief Executive Officer	MICP
	3/4/11	$420,750	$841,500	$1,683,000
	Restricted
	Stock Units
	3/16/10							22,596	$891,186
	PSSP
	3/16/10				28,124	56,248	112,496		$2,218,421
Mark F. Mulhern, Senior Vice President and Chief Financial Officer	MICP
	3/4/11	$121,899	$243,798	$487,596
	Restricted
	Stock Units
	3/16/10							4,809	$189,667
	PSSP
	3/16/10				6,063	12,126	24,252		$478,249
Jeffrey J. Lyash, Executive Vice President – Energy Supply	MICP
	3/4/11	$124,575	$249,150	$498,300
	Restricted
	Stock Units
	3/16/10							5,126	$202,169
	PSSP
	3/16/10				6,462	12,924	25,848		$509,723
Lloyd M. Yates, President and Chief Executive Officer, PEC	MICP
	3/4/11	$123,200	$246,400	$492,800
	Restricted
	Stock Units
	3/16/10							5,069	$199,921
	PSSP
	3/16/10				6,391	12,782	25,564		$504,122
John R. McArthur, Executive Vice President, General Counsel and Corporate Secretary	MICP
	3/4/11	$134,200	$268,400	$536,800
	Restricted
	Stock Units
	3/16/10							5,522	$217,788

	PSSP
	3/16/10				6,962	13,923	27,846		$549,123

     1 The Management Incentive Compensation Plan is considered a non-equity incentive compensation plan. Award amounts are shown at threshold, target, and maximum levels. The target award is calculated using the 2010 eligible earnings times the executive’s target percentage. See target percentage in table on page 20 of the CD&A. Threshold is calculated at 50% of target and maximum is calculated at 200% of target. Actual award amounts paid are reflected in the Summary of Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

     2 Reflects the potential payouts in shares of the 2010 PSSP grants. The grant size was calculated by multiplying the executive’s salary as of January 1, 2010, times his 2010 PSSP target and dividing by the December 31, 2009, closing stock price of $41.01. The Threshold column reflects the minimum payment level under our PSSP, which is 50% of the target amount shown in the Target column. The amount shown in the maximum column is 200% of the target amount.

     3 Reflects the number of restricted stock units granted during 2010 under the 2007 Equity Incentive Plan. The number of shares granted was determined by multiplying the executive’s salary as of January 1, 2010, times his 2010 restricted stock target and dividing by the December 31, 2009, closing stock price of $41.01.

     4 Reflects the grant date fair value of the award based on the following assumptions: Market value of restricted stock granted on March 16, 2010, based on closing price of $39.44 per share, times the shares granted in column (i). Market value of PSSP granted on March 16, 2010, based on closing stock price on March 16, 2010, of $39.44 times target number of shares in column (g). The 2010 PSSP grant payout is expected to be 100% of target.

DISCUSSION OF SUMMARY COMPENSATION TABLE AND GRANTS OF
PLAN-BASED AWARDS TABLE

EMPLOYMENT AGREEMENTS

     In 2007, Messrs. Johnson, Mulhern, Lyash, Yates and McArthur entered into employment agreements with the Company or one of its subsidiaries, referred to collectively in this section as the “Company.” The employment agreements replaced the previous employment agreements in effect for each of these officers.

     The employment agreements provide for base salary, annual incentives, perquisites and participation in the various executive compensation plans offered to our senior executives. Upon expiration, the agreements are automatically extended by an additional year on January 1 of each year. We may elect not to extend an executive officer’s agreement and must notify the officer of such an election at least 60 days prior to the automatic extension date. Each employment agreement contains restrictive covenants imposing non-competition obligations, restricting solicitation of employees and protecting our confidential information and trade secrets for specified periods if the applicable officer is terminated without cause or otherwise becomes eligible for the benefits under the agreement.

     Except for the application of previously granted years of service credit to our post-employment health and welfare plans as discussed below, the employment agreements do not affect the compensation, benefits or incentive targets payable to the applicable officers.

     With respect to Mr. Johnson, the Employment Agreement specifies that the years of service credit we previously granted to him for purposes of determining eligibility and benefits in the SERP will also be applicable for purposes of determining eligibility and benefits in our post-employment health and welfare benefit plans. Mr. Johnson was awarded seven years of deemed service toward the benefits and vesting requirements of the SERP. However, as of 2008, Mr. Johnson reached the maximum service accrual and therefore benefit augmentation for deemed service is $0. Three of those years also were deemed to have been in service on the Senior Management Committee for purposes of SERP eligibility.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards1					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
			Equity					Awards:	Payout
			Incentive					Number of	Value of
			Plan					Unearned	Unearned
	Number		Awards:				Market	Shares,	Shares,
	of	Number of	Number of			Number of	Value of	Units or	Units or
	Securities	Securities	Securities			Shares or	Shares or	Other	Other
	Underlying	Underlying	Underlying			Units of	Units of	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	That	That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Name (a)	(b)	(c)	(d)	(e)	(f)	(g)2	(h)3	(i)4	(j)4
William D.	—	—	—	—	—	72,248	$3,141,343	112,869	$4,907,526
Johnson,
Chairman,
President
and Chief
Executive Officer
Mark F. Mulhern,	7,000	—	—	$44.75	9/30/2013	15,725	$683,723	20,733	$901,486
Senior Vice
President and
Chief Financial
Officer
Jeffrey J. Lyash,	—	—	—	—	—	17,559	$763,465	24,941	$1,084,416
Executive
Vice President –
Energy Supply
Lloyd M. Yates,	—	—	—	—	—	17,454	$758,900	24,792	$1,077,968
President and
Chief
Executive
Officer, PEC
John R.	—	—	—	—	—	18,299	$795,641	25,178	$1,094,716
McArthur,
Executive Vice
President,
General Counsel
and Corporate
Secretary

     1 All outstanding stock options were vested as of December 31, 2006. The Company ceased granting stock options in 2004.

     2 Consists of outstanding restricted stock grants and restricted stock units as follows:

Number of Shares or Units of Stock That Have Not Vested (column (g))
Stock Award	Vesting Date	William D. Johnson	Mark F. Mulhern	Jeffrey J. Lyash	Lloyd M. Yates	John R. McArthur
Restricted Stock	March 14, 2011	5,534	1,167	1,367	1,367	1,667
Restricted Stock Units	March 16, 2011	7,532	1,603	1,708	1,689	1,840
Restricted Stock Units	March 17, 2011	9,297	1,868	2,159	2,135	2,329
Restricted Stock Units	March 18, 2011	7,651	1,136	1,597	1,597	1,497
Restricted Stock Units	March 20, 2011	4,936	1,189	1,576	1,576	1,477
Restricted Stock Units	March 16, 2012	7,532	1,603	1,709	1,690	1,841
Restricted Stock Units	March 17, 2012	17,298	4,368	4,159	4,135	4,329
Restricted Stock Units	March 20, 2012	4,936	1,188	1,575	1,575	1,478
Restricted Stock Units	March 16, 2013	7,532	1,603	1,709	1,690	1,841
Total (column (g))		72,248	15,725	17,559	17,454	18,299

     3 Market value of shares or units of stock that have not vested is based on a December 31, 2010, closing price of $43.48 per share.

     4 The 2008 grant vests on January 1, 2011; the 2009 grant vests on January 1, 2012; and the 2010 grant vests on January 1, 2013. Performance share value for the 2009 annual grant is expected to be at 0% of target while the 2008 annual grant and 2010 annual grant are expected to be 100% of target. The value in Column (j) is derived by multiplying the shares (rounded to the nearest whole share) times the December 31, 2010 closing stock price ($43.48). The difference between the calculated value and the noted value is attributable to fractional shares. See further discussion under “Performance Shares” in Part II of the CD&A. Outstanding performance shares for named executive officers are shown in the table below:

Number of Unearned Shares, Units or Other Rights That Have Not Vested (column (i))
Stock Award	Vesting Date	William D. Johnson	Mark F. Mulhern	Jeffrey J. Lyash	Lloyd M. Yates	John R. McArthur
Performance Shares	January 1, 2011	54,125	8,069	11,443	11,443	10,637
Performance Shares	January 1, 2012	0	0	0	0	0
Performance Shares	January 1, 2013	58,744	12,664	13,498	13,349	14,541
Total (column (i))		112,869	20,733	24,941	24,792	25,178

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares
	Acquired	Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)1	(e)2
William D. Johnson,	—	—	76,448	$3,080,112
Chairman, President and Chief Executive Officer
Mark F. Mulhern,	—	—	26,504	$1,064,791
Senior Vice President and Chief Financial Officer
Jeffrey J. Lyash,	—	—	31,031	$1,248,972
Executive Vice President – Energy Supply
Lloyd M. Yates,	—	—	31,006	$1,247,986
President and Chief Executive Officer, PEC
John R. McArthur,	—	—	30,632	$1,231,050
Executive Vice President, General Counsel and Corporate Secretary

     1 Reflects the number of restricted stock shares, restricted stock units, and performance shares that vested in 2010 for named executive officers as shown in the table below.

Number of Shares Acquired on Vesting (column (d))
Stock Award	Vesting Date	Vesting Price	William D. Johnson	Mark F. Mulhern	Jeffrey J. Lyash	Lloyd M. Yates	John R. McArthur
Performance Shares	January 1, 2010	$41.01	43,965	10,644	14,232	14,232	13,229
Restricted Stock	March 14, 2010	$38.60	5,533	1,167	1,367	1,367	1,667
Restricted Stock	March 15, 2010	$38.60	5,067	—	1,100	1,100	1,434
Restricted Stock	March 21, 2010	$39.45	—	3,500	—	—	—
Restricted Stock Units	March 17, 2010	$39.44	9,297	1,868	2,159	2,134	2,328
Restricted Stock Units	March 18, 2010	$39.82	7,650	1,136	1,597	1,597	1,497
Restricted Stock Units	March 22, 2010	$39.84	4,936	8,189	10,576	10,576	10,477
Total (column (d))			76,448	26,504	31,031	31,006	30,632

     2 The value realized is the sum of the vested shares for each vesting date times the vesting price. Values realized on vesting during 2010 for named executive officers are shown in the table below:

Value Realized on Vesting (column (e))
Stock Award	Vesting Date	Vesting Price	William D. Johnson	Mark F. Mulhern	Jeffrey J. Lyash	Lloyd M. Yates	John R. McArthur
	January 1,
Performance Shares	2010	$41.01	$1,803,005	$436,510	$583,654	$583,654	$542,521
	March 14,
Restricted Stock	2010	$38.60	$213,574	$45,046	$52,766	$52,766	$64,346
	March 15,
Restricted Stock	2010	$38.60	$195,586	—	$42,460	$42,460	$55,352
	March 21,
Restricted Stock	2010	$39.45	—	$138,075	—	—	—
Restricted Stock	March 17,
Units	2010	$39.44	$366,674	$73,674	$85,151	$84,165	$91,816
Restricted Stock	March 18,
Units	2010	$39.82	$304,623	$45,236	$63,593	$63,593	$59,611
Restricted Stock	March 22,
Units	2010	$39.84	$196,650	$326,250	$421,348	$421,348	$417,404
Total (column (e))			$3,080,112	$1,064,791	$1,248,972	$1,247,986	$1,231,050

PENSION BENEFITS TABLE

		Number of	Present
		Years	Value of	Payments
		Credited	Accumulated	During Last
		Service	Benefit1	Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
William D. Johnson,	Progress Energy Pension Plan	18.3	$528,633	$0
Chairman, President and Chief Executive Officer	Supplemental Senior
	Executive Retirement Plan	25.32	$8,287,8713	$0
Mark F. Mulhern,	Progress Energy Pension Plan	14.8	$326,707	$0
Senior Vice President and Chief Financial Officer	Supplemental Senior
	Executive Retirement Plan	14.8	$1,605,1554	$0
Jeffrey J. Lyash,	Progress Energy Pension Plan	17.6	$334,696	$0
Executive Vice President – Energy Supply	Supplemental Senior
	Executive Retirement Plan	17.6	$1,640,8115	$0
Lloyd M. Yates,	Progress Energy Pension Plan	12.1	$198,700	$0
President and Chief Executive	Supplemental Senior
Officer, PEC	Executive Retirement Plan	12.1	$1,367,5396	$0
John R. McArthur,	Progress Energy Pension Plan	9.1	$192,479	$0
Executive Vice President,	Restoration Retirement Plan	9.1	$162,615	$0
General Counsel and Corporate Secretary

     1 Actuarial present value factors as provided by our actuarial consultants, Buck Consultants, based on FAS mortality assumptions post-age 65 and FAS discount rates as of December 31, 2010, for computation of accumulated benefit under the Supplemental Senior Executive Retirement Plan and the Progress Energy Pension Plan were 5.70% and 5.50% respectively. Additional details on the formulas for computing benefits under the Supplemental Senior Executive Retirement Plan and Progress Energy Pension Plan can be found under the headings “Supplemental Senior Executive Retirement Plan” and “Other Broad-Based Benefits,” respectively, in the CD&A.

     2 Includes seven years of deemed service. However, as of 2008, Mr. Johnson reached the maximum service accrual and therefore benefit augmentation for deemed service is $0.

     3 Based on an estimated annual benefit payable at age 65 of $1,046,261.

     4 Based on an estimated annual benefit payable at age 65 of $282,595.

     5 Based on estimated annual benefit payable at age 65 of $322,742.

     6 Based on estimated annual benefit payable at age 65 of $254,485.

NONQUALIFIED DEFERRED COMPENSATION

     The table below shows the nonqualified deferred compensation for each of the named executive officers. Information regarding details of the deferred compensation plans currently in effect can be found under the heading “Deferred Compensation” in the CD&A on page 27. In addition, the Deferred Compensation Plan for Key Management Employees is discussed in footnote 5 to the “Summary Compensation Table.”

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance
	in Last FY1	in Last FY2	in Last FY3	Distributions	at Last FYE4
Name and Position	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)
William D. Johnson,
Chairman, President
and Chief Executive Officer	$0	$44,700	$68,9325	$0	$849,703
Mark F. Mulhern,
Senior Vice President and Chief Financial Officer	$22,163	$11,601	$20,715	($147,094)6	$233,261
Jeffrey J. Lyash,
Executive Vice President – Energy Supply	$0	$12,480	$20,359	$0	$168,012
Lloyd M. Yates,
President and Chief Executive
Officer, PEC	$22,400	$12,180	$66,737	$0	$601,121
John R. McArthur, Executive Vice President, General
Counsel and Corporate Secretary	$73,200	$14,580	$29,600	$0	$301,215

     1 Reflects salary deferred under the Management Deferred Compensation Plan, which is reported as “Salary” in the Summary Compensation Table. For 2010, named executive officers deferred the following percentages of their base salary: (i) Mulhern – 5%; Yates – 5%; and McArthur – 15%.

     2 Reflects registrant contributions under the Management Deferred Compensation Plan, which is reported as “All Other Compensation” in the Summary Compensation Table.

     3 Includes aggregate earnings in the last fiscal year under the following nonqualified plans: Management Incentive Compensation Plan, Management Deferred Compensation Plan, Performance Share Sub-Plan, and Deferred Compensation Plan for Key Management Employees.

     4 Includes December 31, 2010 balances under the following deferred compensation plans: Management Incentive Compensation Plan, Performance Share Sub-Plan, Management Deferred Compensation Plan, and Deferred Compensation Plan for Key Management Employees. Balances for named executive offices under each deferral plan are shown in the table below:

Aggregate Balance at Last FYE (column (f))
	Management		Deferred
	Deferred	Management	Compensation for		Total
	Compensation	Incentive	Key Management	Performance	(column
Name	Plan	Compensation Plan	Employees	Share Sub-Plan	(f))
William D. Johnson	$492,740	$77,712	$279,251	—	$849,703
Mark F. Mulhern	$116,631	$77,537	—	$39,093	$233,261
Jeffrey J. Lyash	$168,012	—	—	—	$168,012
Lloyd M. Yates	$190,251	$121,356	—	$289,514	$601,121
John R. McArthur	$301,215	—	—	—	$301,215

     5 Includes above market earnings of $11,387 under the Deferred Compensation Plan for Key Management Employees, which is reported as “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table.

     6 Mr. Mulhern received distributions from his Management Incentive Deferred Compensation Plan: $84,465; Management Deferred Compensation Plan: $0; and Performance Share Sub-Plan: $62,629.

CASH COMPENSATION AND VALUE OF VESTING EQUITY TABLE

     The following table shows the actual cash compensation and value of vesting equity received in 2010 by the named executive officers. The Committee believes that this table is important in order to distinguish between the actual cash and vested value received by each named executive officer as opposed to the grant date fair value of equity awards as shown in the Summary Compensation Table.

			Deferred
		Annual	Compensation	Restricted		Restricted
		Incentive	under	Stock /	Performance	Stock /	Stock		Tax
	Base	(paid in	MDCP and	Units	Shares	Unit	Options		Gross-
Name and	Salary	2010)	MICP	Vesting	Vesting	Dividends	Vesting	Perquisite	ups
Position	(a)1	(b)2	(c)3	(d)4	(e)5	(f)6	(g)7	(h)8	(i)9	Total
William D.
Johnson,
Chairman,
President and
Chief Executive
Officer	$990,000	$950,000	$0	$1,277,107	$1,803,005	$185,305	$0	$65,145	$6,201	$5,276,763
Mark F.
Mulhern, Senior
Vice President
and Chief
Financial Officer	$443,269	$225,000	$22,163	$628,280	$436,510	$45,850	$0	$8,408	$5,521	$1,792,838
Jeffrey J.
Lyash, Executive
Vice President –
Energy Supply	$453,000	$235,000	$0	$665,318	$583,654	$50,784	$0	$24,012	$315	$2,012,083
Lloyd M. Yates,
President and
Chief Executive
Officer, PEC	$448,000	$235,000	$22,400	$664,332	$583,654	$50,543	$0	$9,874	$3,125	$1,994,528
John R.
McArthur,
Executive Vice
President,
General Counsel
and Corporate
Secretary	$488,000	$250,000	$73,200	$688,529	$542,521	$52,748	$0	$11,058	$722	$2,033,578

     1 Consists of the total 2010 base salary earnings prior to (i) employee contributions to the Progress Energy 401(k) Savings & Stock Ownership Plan and (ii) voluntary deferrals, if applicable, under the Management Deferred Compensation Plan (MDCP) shown in column (c).

     2 Awards given under the Management Incentive Compensation Plan (MICP) attributable to Plan Year 2009 and paid in 2010.

     3 Consists of amounts deferred under the MDCP and the MICP. These deferral amounts are part of Base Pay and/or Annual Incentive and therefore are not included in the Total column.

     4 Reflects the value of restricted stock and restricted stock units vesting in 2010. The value of the restricted stock was calculated using the opening stock price for Progress Energy Common Stock three days prior to the day vesting occurred. The value of the restricted stock units was calculated using the closing stock price for Progress Energy Common Stock on the business day prior to when vesting occurred.

     5 Reflects the value of performance shares vesting on January 1, 2010. The value of the 2007 performance share units were calculated using the closing stock price for Progress Energy Common Stock on the business day prior to when distribution occurred.

     6 Reflects dividends and dividend equivalents paid as the result of outstanding restricted stock or restricted stock units held in Company Plan accounts.

     7 Reflects the value of any stock options vesting in 2010. Since we ceased granting stock options under our Incentive Plans in 2004, all outstanding options had fully vested by 2006.

     8 Reflects the value of all perquisites provided during 2010. For a complete listing of the perquisites, see the “Executive Perquisites” section of the “Elements of Compensation” discussion of the CD&A on page 26. Perquisite details for each named executive officer are discussed in the Summary Compensation Table footnotes.

     9 Reflects the Company’s payment of the Medicare portion of the FICA tax on the non-qualified retirement accrual and the tax gross-up on the imputed income of that tax payment provided during 2010.

POTENTIAL PAYMENTS UPON TERMINATION
William D. Johnson, Chairman, President and Chief Executive Officer

					Involuntary
			Involuntary		or Good
			Not for		Reason
	Voluntary	Early	Cause	For Cause	Termination
	Termination	Retirement1	Termination	Termination	(CIC)12	Disability	Death
	($)	($)	($)	($)	($)	($)	($)
Compensation
Base Salary—$990,0002	$0	$0	$2,960,100	$0	$5,712,500	$594,000	$0
Annual Incentive3	$0	$715,000	$0	$0	$841,500	$715,000	$715,000
Long-term Incentives:
Performance Shares (PSSP)4
2008 PSSP Grant	$0	$2,353,332	$0	$0	$2,353,332	$2,353,332	$2,353,332
2009 PSSP Grant	$0	$0	$0	$0	$2,692,674	$0	$1,795,116
2010 PSSP Grant	$0	$851,398	$0	$0	$2,554,194	$851,398	$851,398
Restricted Stock Units5
2007 RSU Grant	$0	$362,188	$0	$0	$429,235	$429,235	$429,235
2008 RSU Grant	$0	$304,925	$0	$0	$332,665	$332,665	$332,665
2009 RSU Grant	$0	$792,466	$0	$0	$1,156,351	$1,156,351	$1,156,351
2010 RSU Grant	$0	$450,322	$0	$0	$982,474	$0	$0
Restricted Stock6
2006 RS Grant	$0	$240,618	$0	$0	$240,618	$240,618	$240,618
Benefits and Perquisites
Incremental Nonqualified Pension7	$0	$0	$0	$0	$0	$0	$0
Deferred Compensation8	$849,703	$849,703	$849,703	$849,703	$849,703	$849,703	$849,703
Post-retirement Health Care9	$0	$0	$24,682	$0	$48,396	$0	$0
Executive AD&D Proceeds10	$0	$0	$0	$0	$0	$500,000	$500,000
280G Tax Gross-up11	$0	$0	$0	$0	$5,488,512	$0	$0
TOTAL	$849,703	$6,919,952	$3,834,485	$849,703	$23,682,154	$8,022,302	$9,223,418

     1 Mr. Johnson became eligible for early retirement at age 55 in January 2009. Therefore, under the voluntary termination and involuntary not for cause termination scenarios, Mr. Johnson would be treated as having met the early retirement criteria under the Equity Incentive Plan and would be paid out under the early retirement provisions of that plan. Mr. Johnson is not eligible for normal retirement.

     2 There is no provision for payment of salary under voluntary termination, early retirement, for cause termination or death. In the event of involuntary not for cause termination, the salary continuation provision of Mr. Johnson’s employment agreement requires a severance equal to 2.99 times his then current base salary ($990,000) payable in equal installments over a period of 2.99 years. In the event of involuntary or good reason termination (CIC), the maximum benefit allowed under the cash payment provision of the Management Change-in-Control Plan equals three times the sum of annual salary plus average MICP award for the three years prior (($990,000 + $914,167) x 3). In the event of a long-term disability, Mr. Johnson would receive 60% of base salary during the period of his disability, offset by any Social Security benefits and Progress Energy Pension Plan payments. The long-term disability payment as shown in the table above represents an annual amount before offsets.

     3 There is no provision for payment of annual incentive under voluntary termination, involuntary not for cause termination, or for cause termination. In the event of involuntary or good reason termination (CIC), Mr. Johnson would receive 100% of his target award under the Annual Cash Incentive Compensation Plan provisions of the Management Change-in-Control Plan, calculated as 85% times $990,000. In the event of early retirement, death or disability, Mr. Johnson would receive a pro-rata incentive award for the period worked during the year. For December 31, 2010, this is based on the full award. For 2010, Mr. Johnson’s MICP award was $715,000.

     4 Amounts shown for performance shares are based on a December 31, 2010, closing price of $43.48 per share. Unvested performance shares would be forfeited under for cause termination. Voluntary termination and involuntary not for cause termination are not applicable. See footnote 1. In the event of early retirement or disability, a pro rata percentage of performance shares would vest based upon the period of employment during the performance measurement period and the extent that the performance factors are satisfied. In the event of involuntary or good reason termination (CIC), unvested performance shares vest as of the date of Management Change-in-Control and payment is made based upon the target value of the award. In the event of death, the 2008 performance shares would vest 100% and be paid in an amount using performance factors determined at the time of the event. For the 2009 and 2010 performance grants, a pro-rata payment would be made based upon the target value of the award and time in the plan.

     5 Amounts shown for restricted stock units are based on a December 31, 2010, closing price of $43.48 per share. For a detailed description of outstanding restricted stock units, see the “Outstanding Equity Awards at Fiscal Year-End Table.” Unvested units would be forfeited under for cause termination. Voluntary termination and involuntary not for cause termination are not applicable. See footnote 1. In the event of early retirement, Mr. Johnson would receive a pro-rata percentage of all unvested units, based upon the number of full months elapsed between the grant date and the date of early retirement. In the event of involuntary or good reason termination (CIC), all outstanding restricted stock units would vest immediately. Upon death or disability, all outstanding restricted stock units that are more than one year past their grant date would vest immediately. Shares that are less than one year past their grant date would be forfeited. Mr. Johnson would immediately vest restricted stock units granted in 2007, 2008, and 2009, and would forfeit restricted stock units granted in 2010.

     6 Amounts shown for restricted stock shares are based on a December 31, 2010, closing price of $43.48 per share. For a detailed description of outstanding restricted stock shares, see “Outstanding Equity Awards at Fiscal Year-End Table.” Unvested shares would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. In the event of early retirement, all outstanding shares may vest at the Committee’s discretion. In the event of involuntary or good reason termination (CIC), all outstanding shares would vest immediately. Upon death or disability, all outstanding restricted stock shares that are more than one year past their grant date would vest immediately. Shares that are less than one year past their grant date would be forfeited. All of Mr. Johnson’s restricted stock grant dates are beyond the one-year threshold; therefore, all outstanding restricted stock shares would vest immediately.

     7 No accelerated vesting or incremental nonqualified pension benefit applies under any of these scenarios. Mr. Johnson was vested under the SERP as of December 31, 2010, so there is no incremental value due to accelerated vesting under involuntary or good reason termination (CIC). For a detailed description of the accumulated SERP benefit and estimated annual benefit payable at age 65, see “Pension Benefits Table.” In the event of early retirement, Mr. Johnson would receive a 2.5% decrease in his accrued SERP benefit for each year that he is younger than age 65.

     8 All outstanding deferred compensation balances will be paid immediately following termination, subject to IRC Section 409(a) regulations, under voluntary termination, early retirement, involuntary not for cause termination, for cause termination, involuntary or good reason termination (CIC), death and disability. Unvested MICP deferral premiums would be forfeited. Mr. Johnson would forfeit $0 of unvested deferred MICP premiums.

     9 No post-retirement health care benefits apply under voluntary termination, for cause termination, death or disability. In the event of early retirement, Mr. Johnson would receive no additional benefits above what all full-time, nonbargaining employees would receive. Under involuntary not for cause termination, Mr. Johnson would be reimbursed for 18 months of COBRA premiums at $1,371.22 per month as provided in his employment agreement. In the event of involuntary or good reason termination (CIC), the Management Change-in-Control Plan provides for Company-paid medical, dental and vision coverage in the same plan Mr. Johnson was participating in prior to termination for 36 months at $1,344.33 per month.

     10 Mr. Johnson would be eligible to receive $500,000 proceeds from the executive AD&D policy.

     11 Upon a change in control, the Management Change-in-Control Plan provides for the Company to pay all excise taxes under IRC Section 280G plus applicable gross-up amounts for Mr. Johnson. Under IRC Section 280G, Mr. Johnson would be subject to excise tax on $10,222,095 of excess parachute payments above his base amount. Those excess parachute payments result in $2,044,419 of excise taxes, $3,365,647 of tax gross-ups, and $78,446 of employer Medicare tax related to the excise tax payment. As discussed above, in connection with the merger with Duke Energy, Duke Energy, Diamond Acquisition Corporation and Mr. Johnson executed a term sheet pursuant to which the parties agreed to enter into an employment agreement upon consummation of the merger. Pursuant to the term sheet, if Mr. Johnson is involuntarily terminated without “cause” or resigns for “good reason” following, but prior to the second anniversary of, the consummation of the merger, no tax gross-up will be provided.

     12 See “Management Change-in-Control Plan – Application of the CIC Plan and Other Compensation Related Consequences of the Proposed Merger with Duke Energy” on pages 24 through 25 above for a discussion regarding “involuntary” or “good reason” termination following the merger with Duke Energy.

POTENTIAL PAYMENTS UPON TERMINATION
Mark F. Mulhern, Senior Vice President and Chief Financial Officer

	Voluntary Termination ($)	Early Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (CIC)11 ($)	Disability ($)	Death ($)
Compensation
Base Salary—$450,0001	$0	$0	$1,345,500	$0	$1,395,000	$270,000	$0
Annual Incentive2	$0	$0	$0	$0	$247,500	$205,000	$205,000
Long-term Incentives:
Performance Shares (PSSP)3
2008 PSSP Grant	$0	$0	$0	$0	$350,850	$350,850	$350,850
2009 PSSP Grant	$0	$0	$0	$0	$547,978	$0	$365,319
2010 PSSP Grant	$0	$0	$0	$0	$550,636	$183,545	$183,545
Restricted Stock Units4
2007 RSU Grant	$0	$0	$0	$0	$103,352	$103,352	$103,352
2008 RSU Grant	$0	$0	$0	$0	$49,393	$49,393	$49,393
2009 RSU Grant	$0	$0	$0	$0	$271,141	$271,141	$271,141
2010 RSU Grant	$0	$0	$0	$0	$209,095	$0	$0
Restricted Stock5
2006 RS Grant	$0	$0	$0	$0	$50,741	$50,741	$50,741
Benefits and Perquisites
Incremental Nonqualified Pension6	$0	$0	$0	$0	$0	$0	$0
Deferred Compensation7	$233,262	$0	$233,262	$233,262	$233,262	$233,262	$233,262
Post-retirement Health Care8	$0	$0	$15,249	$0	$19,934	$0	$0
Executive AD&D Proceeds9	$0	$0	$0	$0	$0	$500,000	$500,000
280G Tax Gross-up10	$0	$0	$0	$0	$1,141,872	$0	$0
TOTAL	$233,262	$0	$1,594,011	$233,262	$5,170,754	$2,217,284	$2,312,603

     1 There is no provision for payment of salary under voluntary termination, for cause termination or death. Mr. Mulhern is not eligible for early retirement or normal retirement. In the event of involuntary not for cause termination, the salary continuation provision of Mr. Mulhern’s employment agreement requires a severance equal to 2.99 times his then current base salary ($450,000) payable in equal installments over a period of 2.99 years. In the event of involuntary or good reason termination (CIC), the maximum benefit allowed under the cash payment provision of the Management Change-in-Control Plan equals two times the sum of annual salary plus annual target MICP award (($450,000 + $247,500) x 2). In the event of a long-term disability, Mr. Mulhern would receive 60% of base salary during the period of his disability, offset by any Social Security benefits and Progress Energy Pension Plan payments. The long-term disability payment as shown in the table above represents an annual amount before offsets.

     2 There is no provision for payment of annual incentive under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Mulhern is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), Mr. Mulhern would receive 100% of his target award under the Annual Cash Incentive Compensation Plan provisions of the Management Change-in-Control Plan, calculated as 55% times $450,000. In the event of death or disability, Mr. Mulhern would receive a pro-rata incentive award for the period worked during the year. For December 31, 2010, this is based on the full award. For 2010, Mr. Mulhern’s MICP award was $205,000.

     3 Amounts shown for performance shares are based on a December 31, 2010, closing price of $43.48 per share. Unvested performance shares would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Mulhern is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), unvested performance shares vest as of the date of Management Change-in-Control and payment is made based upon the target value of the award. In the event of disability, a pro rata percentage of performance shares would vest based upon the period of employment during the performance measurement period and the extent that the performance factors are satisfied. In the event of death, the 2008 performance shares would vest 100% and be paid in an amount using performance factors determined at the time of the event. For the 2009 and 2010 performance grants, the target value of the award would be paid based upon time in the plan.

     4 Amounts shown for restricted stock units are based on a December 31, 2010, closing price of $43.48 per share. For a detailed description of outstanding restricted stock units, see the “Outstanding Equity Awards at Fiscal Year-End Table.” Unvested restricted stock units would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Mulhern is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), all outstanding restricted stock units would vest immediately. Upon death or disability, all outstanding restricted stock units that are more than one year past their grant date would vest immediately. Shares that are less than one year past their grant date would be forfeited. Mr. Mulhern would immediately vest restricted stock units granted in 2007, 2008, and 2009; and would forfeit restricted stock units granted in 2010.

     5 Amounts shown for restricted stock shares are based on a December 31, 2010, closing price of $43.48 per share. For a detailed description of outstanding restricted stock shares, see the “Outstanding Equity Awards at Fiscal Year-End Table.” Unvested restricted stock would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Mulhern is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), all outstanding restricted stock shares would vest immediately. Upon death or disability, all outstanding restricted stock shares that are more than one year past their grant date would vest immediately. Shares that are less than one year past their grant date would be forfeited. All of Mr. Mulhern’s restricted stock grant dates are beyond the one-year threshold; therefore, all outstanding restricted stock shares would vest immediately.

     6 No accelerated vesting or incremental nonqualified pension benefit applies under any of these scenarios. Mr. Mulhern was vested under the SERP as of December 31, 2010, so there is no incremental value due to accelerated vesting under involuntary or good reason termination (CIC).

     7 All outstanding deferred compensation balances will be paid immediately following termination, subject to IRC Section 409(a) regulations, under voluntary termination, involuntary not for cause termination, for cause termination, involuntary or good reason termination (CIC), death and disability. Mr. Mulhern is not eligible for early retirement or normal retirement. Unvested MICP deferral premiums would be forfeited. Mr. Mulhern would forfeit $0 of unvested deferred MICP premiums.

     8 No post-retirement health care benefits apply under voluntary termination, for cause termination, death or disability. Mr. Mulhern is not eligible for early retirement or normal retirement. Under involuntary not for cause termination, Mr. Mulhern would be reimbursed for 18 months of COBRA premiums at $847.18 per month as provided in his employment agreement. In the event of involuntary or good reason termination (CIC), the Management Change-in-Control Plan provides for Company-paid medical, dental and vision coverage in the same plan Mr. Mulhern was participating in prior to termination for 24 months at $830.57 per month.

     9 Mr. Mulhern would be eligible to receive $500,000 proceeds from the executive AD&D policy.

     10 Upon a change in control, the Management Change-in-Control Plan provides for the Company to pay all excise taxes under IRC Section 280G plus applicable gross-up amounts for Mr. Mulhern. Under IRC Section 280G, Mr. Mulhern would be subject to excise tax on $2,126,683 of excess parachute payments above his base amount. Those excess parachute payments result in $425,337 of excise taxes, $700,215 of tax gross-ups, and $16,320 of employer Medicare tax related to the excise tax payment.

     11 See “Management Change-in-Control Plan – Application of the CIC Plan and Other Compensation Related Consequences of the Proposed Merger with Duke Energy” on pages 24 through 25 above for a discussion regarding “involuntary” or “good reason” termination following the merger with Duke Energy.

POTENTIAL PAYMENTS UPON TERMINATION
Jeffrey J. Lyash, Executive Vice President – Energy Supply

	Voluntary Termination ($)	Early Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (CIC)11 ($)	Disability ($)	Death ($)
Compensation
Base Salary—$453,0001	$0	$0	$1,354,470	$0	$2,106,450	$271,800	$0
Annual Incentive2	$0	$0	$0	$0	$249,150	$195,000	$195,000
Long-term Incentives:
Performance Shares (PSSP)3
2008 PSSP Grant	$0	$0	$0	$0	$497,544	$497,544	$497,544
2009 PSSP Grant	$0	$0	$0	$0	$633,345	$0	$422,230
2010 PSSP Grant	$0	$0	$0	$0	$586,872	$195,624	$195,624
Restricted Stock Units4
2007 RSU Grant	$0	$0	$0	$0	$137,005	$137,005	$137,005
2008 RSU Grant	$0	$0	$0	$0	$69,438	$69,438	$69,438
2009 RSU Grant	$0	$0	$0	$0	$274,707	$274,707	$274,707
2010 RSU Grant	$0	$0	$0	$0	$222,878	$0	$0
Restricted Stock5
2006 RS Grant	$0	$0	$0	$0	$59,437	$59,437	$59,437
Benefits and Perquisites
Incremental Nonqualified Pension6	$0	$0	$0	$0	$0	$0	$0
Deferred Compensation7	$168,012	$0	$168,012	$168,012	$168,012	$168,012	$168,012
Post-retirement Health Care8	$0	$0	$17,420	$0	$34,158	$0	$0
Executive AD&D Proceeds9	$0	$0	$0	$0	$0	$500,000	$500,000
280G Tax Gross-up10	$0	$0	$0	$0	$1,565,051	$0	$0
TOTAL	$168,012	$0	$1,539,902	$168,012	$6,604,047	$2,368,567	$2,518,997

     1 There is no provision for payment of salary under voluntary termination, for cause termination or death. Mr. Lyash is not eligible for early retirement or normal retirement. In the event of involuntary not for cause termination, the salary continuation provision of Mr. Lyash’s employment agreement requires a severance equal to 2.99 times his then current base salary ($453,000) payable in equal installments over a period of 2.99 years. In the event of involuntary or good reason termination (CIC), the maximum benefit allowed under the cash payment provision of the Management Change-in-Control Plan equals three times the sum of annual salary plus annual target MICP award (($453,000 + $249,150) x 3). In the event of a long-term disability, Mr. Lyash would receive 60% of base salary during the period of his disability, offset by any Social Security benefits and Progress Energy Pension Plan payments. The long-term disability payment as shown in the table above represents an annual amount before offsets.

     2 There is no provision for payment of annual incentive under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Lyash is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), Mr. Lyash would receive 100% of his target award under the Annual Cash Incentive Compensation Plan provisions of the Management Change-in-Control Plan, calculated as 55% times $453,000. In the event of death or disability, Mr. Lyash would receive a pro-rata incentive award for the period worked during the year. For December 31, 2010, this is based on the full award. For 2010, Mr. Lyash’s MICP award was $195,000.

     3 Amounts shown for performance shares are based on a December 31, 2010, closing price of $43.48 per share. Unvested performance shares would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Lyash is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), unvested performance shares vest as of the date of Management Change-in-Control and payment is made based upon the target value of the award. In the event of disability, a pro rata percentage of performance shares would vest based upon the period of employment during the performance measurement period and the extent that the performance factors are satisfied. In the event of death, the 2008 performance shares would vest 100% and be paid in an amount using performance factors determined at the time of the event. For the 2009 and 2010 performance grants, the target value of the award would be paid based upon time in the plan.

     4 Amounts shown for restricted stock units are based on a December 31, 2010, closing price of $43.48 per share. For a detailed description of outstanding restricted stock units, see the “Outstanding Equity Awards at Fiscal Year-End Table.” Unvested restricted stock units would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Lyash is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), all outstanding restricted stock units would vest immediately. Upon death or disability, all outstanding restricted stock units that are more than one year past their grant date would vest immediately. Shares that are less than one year past their grant date would be forfeited. Mr. Lyash would immediately vest restricted stock units granted in 2007, 2008, and 2009; and would forfeit restricted stock units granted in 2010.

     5 Amounts shown for restricted stock shares are based on a December 31, 2010, closing price of $43.48 per share. For a detailed description of outstanding restricted stock shares, see the “Outstanding Equity Awards at Fiscal Year-End Table.” Unvested restricted stock would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Lyash is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), all outstanding restricted stock shares would vest immediately. Upon death or disability, all outstanding restricted stock shares that are more than one year past their grant date would vest immediately. Shares that are less than one year past their grant date would be forfeited. All of Mr. Lyash’s restricted stock grant dates are beyond the one-year threshold; therefore, all outstanding restricted stock shares would vest immediately.

     6 No accelerated vesting or incremental nonqualified pension benefit applies under any of these scenarios. Mr. Lyash was vested under the SERP as of December 31, 2010, so there is no incremental value due to accelerated vesting under involuntary or good reason termination (CIC).

     7 All outstanding deferred compensation balances will be paid immediately following termination, subject to IRC Section 409(a) regulations, under voluntary termination, involuntary not for cause termination, for cause termination, involuntary or good reason termination (CIC), death and disability. Mr. Lyash is not eligible for early retirement or normal retirement. Unvested MICP deferral premiums would be forfeited. Mr. Lyash would forfeit $0 of unvested deferred MICP premiums.

     8 No post-retirement health care benefits apply under voluntary termination, for cause termination, death or disability. Mr. Lyash is not eligible for early retirement or normal retirement. Under involuntary not for cause termination, Mr. Lyash would be reimbursed for 18 months of COBRA premiums at $967.80 per month as provided in his employment agreement. In the event of involuntary or good reason termination (CIC), the Management Change-in-Control Plan provides for Company-paid medical, dental and vision coverage in the same plan Mr. Lyash was participating in prior to termination for 36 months at $948.83 per month.

     9 Mr. Lyash would be eligible to receive $500,000 proceeds from the executive AD&D policy.

     10 Upon a change in control, the Management Change-in-Control Plan provides for the Company to pay all excise taxes under IRC Section 280G plus applicable gross-up amounts for Mr. Lyash. Under IRC Section 280G, Mr. Lyash would be subject to excise tax on $2,914,834 of excess parachute payments above his base amount. Those excess parachute payments result in $582,967 of excise taxes, $959,715 of tax gross-ups, and $22,369 of employer Medicare tax related to the excise tax payment.

     11 See “Management Change-in-Control Plan – Application of the CIC Plan and Other Compensation Related Consequences of the Proposed Merger with Duke Energy” on pages 24 through 25 above for a discussion regarding “involuntary” or “good reason” termination following the merger with Duke Energy.

POTENTIAL PAYMENTS UPON TERMINATION
Lloyd M. Yates, President and Chief Executive Officer, PEC

	Voluntary Termination ($)	Early Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (CIC)11 ($)	Disability ($)	Death ($)
Compensation
Base Salary—$448,0001	$0	$0	$1,339,520	$0	$2,083,200	$268,800	$0
Annual Incentive2	$0	$0	$0	$0	$246,400	$195,000	$195,000
Long-term Incentives:
Performance Shares (PSSP)3
2008 PSSP Grant	$0	$0	$0	$0	$497,544	$497,544	$497,544
2009 PSSP Grant	$0	$0	$0	$0	$626,219	$0	$417,479
2010 PSSP Grant	$0	$0	$0	$0	$580,424	$193,475	$193,475
Restricted Stock Units4
2007 RSU Grant	$0	$0	$0	$0	$137,005	$137,005	$137,005
2008 RSU Grant	$0	$0	$0	$0	$69,438	$69,438	$69,438
2009 RSU Grant	$0	$0	$0	$0	$272,620	$272,620	$272,620
2010 RSU Grant	$0	$0	$0	$0	$220,400	$0	$0
Restricted Stock5
2006 RS Grant	$0	$0	$0	$0	$59,437	$59,437	$59,437
Benefits and Perquisites
Incremental Nonqualified Pension6	$0	$0	$0	$0	$0	$0	$0
Deferred Compensation7	$601,121	$0	$601,121	$601,121	$601,121	$601,121	$601,121
Post-retirement Health Care8	$0	$0	$24,682	$0	$48,396	$0	$0
Executive AD&D Proceeds9	$0	$0	$0	$0	$0	$500,000	$500,000
280G Tax Gross-up10	$0	$0	$0	$0	$1,554,752	$0	$0
TOTAL	$601,121	$0	$1,965,323	$601,121	$6,996,956	$2,794,440	$2,943,119

     1 There is no provision for payment of salary under voluntary termination, for cause termination or death. Mr. Yates is not eligible for early retirement or normal retirement. In the event of involuntary not for cause termination, the salary continuation provision of Mr. Yates’ employment agreement requires a severance equal to 2.99 times his then current base salary ($448,000) payable in equal installments over a period of 2.99 years. In the event of involuntary or good reason termination (CIC), the maximum benefit allowed under the cash payment provision of the Management Change-in-Control Plan equals three times the sum of annual salary plus annual target MICP award (($448,000 + $246,400) x 3). In the event of a long-term disability, Mr. Yates would receive 60% of base salary during the period of his disability, offset by any Social Security benefits and Progress Energy Pension Plan payments. The long-term disability payment as shown in the table above represents an annual amount before offsets.

     2 There is no provision for payment of annual incentive under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Yates is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), Mr. Yates would receive 100% of his target award under the Annual Cash Incentive Compensation Plan provisions of the Management Change-in-Control Plan, calculated as 55% times $448,000. In the event of death or disability, Mr. Yates would receive a pro-rata incentive award for the period worked during the year. For December 31, 2010 this is based on the full award. For 2010, Mr. Yates’ MICP award was $195,000.

     3 Amounts shown for performance shares are based on a December 31, 2010, closing price of $43.48 per share. Unvested performance shares would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Yates is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), unvested performance shares vest as of the date of Management Change-in-Control and payment is made based upon the target value of the award. In the event of disability, a pro rata percentage of performance shares would vest and the extent that the performance factors are satisfied. In the event of death, the 2008 performance shares would vest 100% and be paid in an amount using performance factors determined at the time of the event. For the 2009 and 2010 performance grants, the target value of the award would be paid based upon time in the plan.

     4 Amounts shown for restricted stock units are based on a December 31, 2010, closing price of $43.48 per share. For a detailed description of outstanding restricted stock units, see the “Outstanding Equity Awards at Fiscal Year-End Table.” Unvested restricted stock units would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Yates is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), all outstanding restricted stock units would vest immediately. Upon death or disability, all outstanding restricted stock units that are more than one year past their grant date would vest immediately. Shares that are less than one year past their grant date would be forfeited. Mr. Yates would immediately vest restricted stock units granted in 2007, 2008, and 2009; and would forfeit restricted stock units granted in 2010.

     5 Amounts shown for restricted stock shares are based on a December 31, 2010, closing price of $43.48 per share. For a detailed description of outstanding restricted stock shares, see the “Outstanding Equity Awards at Fiscal Year-End Table.” Unvested restricted stock would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Yates is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), all outstanding restricted stock shares would vest immediately. Upon death or disability, all outstanding restricted stock shares that are more than one year past their grant date would vest immediately. Shares that are less than one year past their grant date would be forfeited. All of Mr. Yates’ restricted stock grant dates are beyond the one-year threshold; therefore, all outstanding restricted stock shares would vest immediately.

     6 No accelerated vesting or incremental nonqualified pension benefit applies under any of these scenarios. Mr. Yates was vested under the SERP as of December 31, 2010, so there is no incremental value due to accelerated vesting under involuntary or good reason termination (CIC).

     7 All outstanding deferred compensation balances will be paid immediately following termination, subject to IRC Section 409(a) regulations, under voluntary termination, involuntary not for cause termination, for cause termination, involuntary or good reason termination (CIC), death and disability. Mr. Yates is not eligible for early retirement or normal retirement. Unvested MICP deferral premiums would be forfeited. Mr. Yates would forfeit $0 of unvested deferred MICP premiums.

     8 No post-retirement health care benefits apply under voluntary termination, for cause termination, death or disability. Mr. Yates is not eligible for early retirement or normal retirement. Under involuntary not for cause termination, Mr. Yates would be reimbursed for 18 months of COBRA premiums at $1,371.22 per month as provided in his employment agreement. In the event of involuntary or good reason termination (CIC), the Management Change-in-Control Plan provides for Company-paid medical, dental and vision coverage in the same plan Mr. Yates was participating in prior to termination for 36 months at $1,344.33 per month.

     9 Mr. Yates would be eligible to receive $500,000 proceeds from the executive AD&D policy.

     10 Upon a change in control, the Management Change-in-Control Plan provides for the Company to pay all excise taxes under IRC Section 280G plus applicable gross-up amounts for Mr. Yates. Under IRC Section 280G, Mr. Yates would be subject to excise tax on $2,895,652 of excess parachute payments above his base amount. Those excess parachute payments result in $579,130 of excise taxes, $953,400 of tax gross-ups, and $22,222 of employer Medicare tax related to the excise tax payment.

     11 See “Management Change-in-Control Plan – Application of the CIC Plan and Other Compensation Related Consequences of the Proposed Merger with Duke Energy” on pages 24 through 25 above for a discussion regarding “involuntary” or “good reason” termination following the merger with Duke Energy.

POTENTIAL PAYMENTS UPON TERMINATION
John R. McArthur, Executive Vice President, General Counsel and Corporate Secretary

	Voluntary Termination ($)	Early Retirement ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (CIC)11 ($)	Disability ($)	Death ($)
Compensation
Base Salary—$488,000 1	$0	$0	$1,459,120	$0	$2,269,200	$292,800	$0
Annual Incentive 2	$0	$0	$0	$0	$268,400	$220,000	$220,000
Long-term Incentives:
Performance Shares (PSSP) 3
2008 PSSP Grant	$0	$0	$0	$0	$462,480	$462,480	$462,480
2009 PSSP Grant	$0	$0	$0	$0	$683,179	$0	$455,453
2010 PSSP Grant	$0	$0	$0	$0	$632,237	$210,746	$210,746
Restricted Stock Units4
2007 RSU Grant	$0	$0	$0	$0	$128,483	$128,483	$128,483
2008 RSU Grant	$0	$0	$0	$0	$65,090	$65,090	$65,090
2009 RSU Grant	$0	$0	$0	$0	$289,490	$289,490	$289,490
2010 RSU Grant	$0	$0	$0	$0	$240,097	$0	$0
Restricted Stock5
2006 RS Grant	$0	$0	$0	$0	$72,481	$72,481	$72,481
Benefits and Perquisites
Incremental Nonqualified Pension 6	$0	$0	$0	$0	$1,483,339	$0	$0
Deferred Compensation 7	$301,215	$0	$301,215	$301,215	$301,215	$301,215	$301,215
Post-retirement Health Care 8	$0	$0	$16,626	$0	$32,599	$0	$0
Executive AD&D Proceeds 9	$0	$0	$0	$0	$0	$500,000	$500,000
280G Tax Gross-up 10	$0	$0	$0	$0	$2,347,525	$0	$0
TOTAL	$301,215	$0	$1,776,961	$301,215	$9,275,815	$2,542,785	$2,705,438

     1 There is no provision for payment of salary under voluntary termination, for cause termination or death. Mr. McArthur is not eligible for early retirement or normal retirement. In the event of involuntary not for cause termination, the salary continuation provision of Mr. McArthur’s employment agreement requires a severance equal to 2.99 times his then current base salary ($488,000) payable in equal installments over a period of 2.99 years. In the event of involuntary or good reason termination (CIC), the maximum benefit allowed under the cash payment provision of the Management Change-in-Control Plan equals three times the sum of annual salary plus annual target MICP award (($488,000 + $268,400) x 3). In the event of a long-term disability, Mr. McArthur would receive 60% of base salary during the period of his disability, offset by any Social Security benefits and Progress Energy Pension Plan payments. The long-term disability payment as shown in the table above represents an annual amount before offsets.

     2 There is no provision for payment of annual incentive under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. McArthur is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), Mr. McArthur would receive 100% of his target bonus under the Annual Cash Incentive Compensation Plan provisions of the Management Change-in-Control Plan, calculated as 55% times $488,000. In the event of death or disability, Mr. McArthur would receive a pro-rata incentive award for the period worked during the year. For December 31, 2010, this is based on the full award. For 2010, Mr. McArthur’s MICP award was $220,000.

     3 Amounts shown for performance shares are based on a December 31, 2010, closing price of $43.48 per share. Unvested performance shares would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. McArthur is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), unvested performance shares vest as of the date of Management Change-in-Control and payment is made based upon the target value of the award. In the event of disability, a pro rata percentage of performance shares would vest based upon the period of employment during performance measurement period and the extent that the performance factors are satisfied. In the event of death, the 2008 performance shares would vest 100% and be paid in an amount using performance factors determined at the time of the event. For the 2009 and 2010 performance grants, the target value of the award would be paid based upon time in the plan.

     4 Amounts shown for restricted stock units are based on a December 31, 2010, closing price of $43.48 per share. For a detailed description of outstanding restricted stock units, see the “Outstanding Equity Awards at Fiscal Year-End Table.” Unvested restricted stock units would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. McArthur is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), all outstanding restricted stock units would vest immediately. Upon death or disability, all outstanding restricted stock units that are more than one year past their grant date would vest immediately. Shares that are less than one year past their grant date would be forfeited. Mr. McArthur would immediately vest restricted stock units granted in 2007, 2008, and 2009; and would forfeit restricted stock units granted in 2010.

     5 Amounts shown for restricted stock shares are based on a December 31, 2010, closing price of $43.48 per share. For a detailed description of outstanding restricted stock shares, see the “Outstanding Equity Awards at Fiscal Year-End Table.” Unvested restricted stock would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. McArthur is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), all outstanding restricted stock shares would vest immediately. Upon death or disability, all outstanding restricted stock shares that are more than one year past their grant date would vest immediately. Shares that are less than one year past their grant date would be forfeited. All of Mr. McArthur’s restricted stock grant dates are beyond the one-year threshold; therefore, all outstanding restricted stock shares would vest immediately.

     6 Mr. McArthur was not vested under the SERP as of December 31, 2010, so this is the incremental value due to accelerated vesting under involuntary or good reason termination (CIC). No accelerated vesting or incremental nonqualified pension benefit applies under any other scenario above.

     7 All outstanding deferred compensation balances will be paid immediately following termination, subject to IRC Section 409(a) regulations, under voluntary termination, involuntary not for cause termination, for cause termination, involuntary or good reason termination (CIC), death and disability. Mr. McArthur is not eligible for early retirement or normal retirement. Unvested MICP deferral premiums would be forfeited. Mr. McArthur would forfeit $0 of unvested deferred MICP premiums.

     8 No post-retirement health care benefits apply under voluntary termination, for cause termination, death or disability. Mr. McArthur is not eligible for early retirement or normal retirement. Under involuntary not for cause termination, Mr. McArthur would be reimbursed for 18 months of COBRA premiums at $923.64 per month as provided in his employment agreement. In the event of involuntary or good reason termination (CIC), the Management Change-in-Control Plan provides for Company-paid medical, dental and vision coverage in the same plan Mr. McArthur was participating in prior to termination for 36 months at $905.53 per month.

     9 Mr. McArthur would be eligible to receive $500,000 proceeds from the executive AD&D policy.

     10 Upon a change in control, the Management Change-in-Control Plan provides for the Company to pay all excise taxes under IRC Section 280G plus applicable gross-up amounts for Mr. McArthur. Under IRC Section 280G, Mr. McArthur would be subject to excise tax on $4,372,154 of excess parachute payments above his base amount. Those excess parachute payments result in $874,431 of excise taxes, $1,439,541 of tax gross-ups, and $33,553 of employer Medicare tax related to the excise tax payment.

     11 See “Management Change-in-Control Plan – Application of the CIC Plan and Other Compensation Related Consequences of the Proposed Merger with Duke Energy” on pages 24 through 25 above for a discussion regarding “involuntary” or “good reason” termination following the merger with Duke Energy.

DIRECTOR COMPENSATION

     The following includes the required table and related narrative detailing the compensation each director received for his or her services in 2010.

Name (a)	Fees Earned or Paid in Cash1 ($) (b)	Stock Awards2 ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation3 ($) (g)	Total ($) (h)
John D. Baker II	$93,500	$60,000	—	—	—	$20,581	$174,081
James E. Bostic, Jr.	$93,500	$60,000	—	—	—	$112,696	$266,196
Harris E. DeLoach, Jr.	$103,500	$60,000	—	—	—	$89,058	$252,558
James B. Hyler, Jr.	$93,500	$60,000	—	—	—	$23,881	$177,381
Robert W. Jones	$103,500	$60,000	—	—	—	$66,607	$230,107
W. Steven Jones	$93,500	$60,000	—	—	—	$104,240	$257,740
Melquiades R. “Mel” Martinez	$78,188	$0	—	—	—	$2,424	$80,612
E. Marie McKee	$107,000	$60,000	—	—	—	$214,542	$381,542
John H. Mullin, III	$108,500	$60,000	—	—	—	$168,244	$336,744
Charles W. Pryor, Jr.	$93,500	$60,000	—	—	—	$35,787	$189,287
Carlos A. Saladrigas	$93,500	$60,000	—	—	—	$92,831	$246,331
Theresa M. Stone	$107,000	$60,000	—	—	—	$90,827	$257,827
Alfred C. Tollison, Jr.	$101,500	$60,000	—	—	—	$86,944	$248,444

     1 Reflects the annual retainer plus any Board or Committee fees earned in 2010. Amounts may have been paid in cash or deferred into the Non-Employee Director Deferred Compensation Plan.

     2 Reflects the grant date fair value of awards granted under the Non-Employee Director Stock Unit Plan in 2010. The assumptions made in the valuation of awards granted pursuant to the Non-Employee Director Stock Unit Plan are not addressed in our consolidated financial statements, footnotes to our consolidated financial statements or in Management’s Discussion and Analysis because the Director Plan is immaterial to our consolidated financial statements. As a liability plan under FASB ASC Topic 718, the fair value of the Director Plan is re-measured at each financial statement date. The grant date fair value for each stock unit granted to each director on January 4, 2010 was $40.93. The numbers of stock units outstanding in the Non-Employee Director Stock Unit Plan as of December 31, 2010 for each Director listed above are shown in the table in footnote 3 below.

     3 Includes the following items: The dollar value of dividend reinvestments and unit appreciation/depreciation accrued under the Non-Employee Director Stock Unit Plan; and dividend reinvestments and unit appreciation/depreciation accrued under the Non-Employee Director Deferred Compensation Plan. The dollar values of dividend reinvestments and unit appreciation for each Director listed above are in the table below. The total value of the perquisites and personal benefits received by each director was less than $10,000. Thus, those amounts are excluded from this column. The numbers of stock units outstanding in the Non-Employee Director Deferred Compensation Plan as of December 31, 2010 for each Director listed above are in the table below.

	Non-Employee Director		Non-Employee Director
	Stock Unit Plan		Deferred Compensation Plan
		Dividend		Dividend
		Reinvestments		Reinvestments
		and Unit		and Unit
		Appreciation/		Appreciation/
	Stock Units	Depreciation in	Stock Units	Depreciation in
	Outstanding as of	column	Outstanding as of	column
	Dec. 31, 2010	($)	Dec. 31, 2010	($)
	(see footnote 2	(g)	(see footnote 3	(g)	Total
Name	above)	(see footnote 3 above)	above)	(see footnote 3 above)	(column (g))
John D. Baker II	1,555	$7,619	3,153	$12,962	$20,581
James E. Bostic, Jr.	10,462	$50,586	13,104	$62,110	$112,696
Harris E. DeLoach, Jr.	6,255	$30,290	12,698	$58,768	$89,058
James B. Hyler, Jr.	3,227	$15,684	1,849	$8,197	$23,881
Robert W. Jones	4,739	$22,978	9,560	$43,629	$66,607
W. Steven Jones	7,856	$38,013	14,195	$66,227	$104,240
Melquiades R. “Mel” Martinez	0	$0	633	$2,424	$2,424
E. Marie McKee	13,449	$64,994	31,151	$149,548	$214,542
John H. Mullin, III	13,968	$67,498	21,034	$100,746	$168,244
Charles W. Pryor, Jr.	4,739	$22,978	2,805	$12,809	$35,787
Carlos A. Saladrigas	11,502	$55,603	7,867	$37,228	$92,831
Theresa M. Stone	7,856	$38,013	11,098	$52,814	$90,827
Alfred C. Tollison, Jr.	6,255	$30,290	12,250	$56,654	$86,944

DISCUSSION OF DIRECTOR COMPENSATION TABLE

RETAINER AND MEETING FEES

     During 2010, Directors who were not employees of the Company received an annual retainer of $80,000, of which $30,000 was automatically deferred under the Non-Employee Director Deferred Compensation Plan (see below). The Lead Director/Chair of the following Board Committees received an additional retainer of $15,000: Audit and Corporate Performance Committee; Governance Committee; and Organization and Compensation Committee. The Chair of each of the following standing Board Committees received an additional retainer of $10,000: Finance Committee and Operations and Nuclear Oversight Committee. The nonchair members of the following standing Board Committees received an additional retainer of $7,500: Audit and Corporate Performance Committee and Organization and Compensation Committee. The nonchair members of the following standing Board Committees received an additional retainer of $6,000: Governance Committee; Finance Committee; and Operations and Nuclear Oversight Committee. In addition, a special meeting fee of $1,500 was paid to members of the Operations and Nuclear Oversight Committee in the January 1, 2011 retainer. The special meeting was held on September 15, 2010, and the special meeting fee was approved by the Governance Committee on December 7, 2010. The Nuclear Oversight Director received an additional retainer of $8,000. The Chair of the Nuclear Project Oversight Committee receives an attendance fee of $2,000 per meeting held by that Committee. Additionally, each member of the Nuclear Project Oversight Committee receives an attendance fee of $1,500 per meeting held by that Committee. Directors who are not employees of the Company received a fee of $1,500 per meeting, paid with the next quarterly retainer, for noncustomary meetings or reviews of the Company’s operations that are approved by the Governance Committee. Directors who are employees of our Company do not receive an annual retainer or attendance fees. All Directors are reimbursed for expenses incidental to their service as Directors. Committee positions held by the Directors are discussed in the “Board Committees” section of this document.

     Effective January 1, 2011, the cash component of the annual retainer was increased by $25,000. The annual retainer is now $105,000, of which $30,000 will be automatically deferred under the Non-Employee Director Deferred Compensation Plan (see below).

     The Non-Employee Director Stock Unit Plan provides that each Director will receive an annual grant of stock units that is equivalent to $60,000.

NON-EMPLOYEE DIRECTOR DEFERRED COMPENSATION PLAN

     In addition to $30,000 from the annual retainer that is automatically deferred, outside Directors may elect to defer any portion of the remainder of their annual retainer and Board attendance fees until after the termination of their service on the Board under the Non-Employee Director Deferred Compensation Plan. Any deferred fees are deemed to be invested in a number of units of Common Stock of the Company, but participating Directors receive no equity interest or voting rights in any shares of the Common Stock. The number of units credited to the account of a participating Director is equal to the dollar amount of the deferred fees divided by the average of the high and low selling prices (i.e., market value) of the Common Stock on the day the deferred fees would otherwise be payable to the participating Director. The number of units in each account is adjusted from time to time to reflect the payment of dividends on the number of shares of Common Stock represented by the units. Unless otherwise agreed to by the participant and the Board, when the participant ceases to be a member of the Board of Directors, he or she will receive cash equal to the market value of a share of the Company’s Common Stock on the date of payment multiplied by the number of units credited to the participant’s account.

NON-EMPLOYEE DIRECTOR STOCK UNIT PLAN

     Effective January 1, 1998, we established the Non-Employee Director Stock Unit Plan (“Stock Unit Plan”). The Stock Unit Plan provides for an annual grant of stock units equivalent to $60,000 to each non-employee Director. Each unit is equal in economic value to one share of the Company’s Common Stock, but does not represent an equity interest or entitle its holder to vote. The number of units is adjusted from time to time to reflect the payment of dividends with respect to the Common Stock of the Company. Effective January 1, 2007, a Director shall be fully vested at all times in the stock units credited to his or her account.

OTHER COMPENSATION

     Directors are eligible to receive certain perquisites, including tickets to various cultural arts and sporting events, which are de minimis in value. Each retiring Director also receives a gift valued at approximately $1,500 in appreciation for his/her service on the Board.

     We charge Directors with imputed income in connection with (i) their travel on Company aircraft for non-Company related purposes and (ii) their spouses’ travel on Company aircraft.

Compensation Committee Interlocks and Insider Participation

     None of the directors who served as members of the Compensation Committee during 2010 was our employee or former employee and none of them had any relationship requiring disclosure under Item 404 of Regulation S-K. During 2010, none of our executive officers served on the compensation committee (or equivalent), or the board of directors of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

Compensation Committee Report

     The Compensation Committee Report called for by this item appears on page 31 of this Amendment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of December 31, 2010

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by
security holders	4,309,620	$44.08	5,570,969
Equity compensation plans not approved by
security holders	N/A	N/A	N/A
Total	4,309,620	$44.08	5,570,969

     Column (a) includes stock options outstanding, outstanding performance units assuming maximum payout potential, and outstanding restricted stock units.

     Column (b) includes only the weighted-average exercise price of outstanding options.

     Column (c) includes reduction for unissued, outstanding performance units assuming maximum payout potential and unissued, outstanding restricted stock units, and issued restricted stock.

Stock Ownership by Principal Stockholders, Directors and Management

Principal Shareholders

     The table below sets forth the only shareholder we know to beneficially own more than 5 percent (5%) of the outstanding shares of our Common Stock as of December 31, 2010. We do not have any other class of voting securities.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class
Common Stock	State Street Corporation	26,315,1971	9.0
	One Lincoln Street
	Boston, MA 02111

     1 Consists of shares of Common Stock held by State Street Corporation, acting in various fiduciary capacities. State Street Corporation has sole power to vote with respect to 0 shares, sole dispositive power with respect to 0 shares, shared power to vote with respect to 26,315,197 shares and shared power to dispose of 26,315,197 shares. State Street Corporation has disclaimed beneficial ownership of all shares of Common Stock. (Based solely on information contained in a Schedule 13G filed by State Street Corporation on February 11, 2011.)

Management Ownership Of Common Stock

     The following table describes the beneficial ownership of our Common Stock as of February 28, 2011, of (i) all current directors and nominees for director, (ii) each executive officer named in the Summary Compensation Table presented above in this document, and (iii) all directors and nominees for director and executive officers as a group. As of February 28, 2011, none of the individuals or the group in the above categories owned one percent (1%) or more of our voting securities. Unless otherwise noted, all shares of Common Stock set forth in the table are beneficially owned, directly or indirectly, with sole voting and investment power, by such shareholder.

Name	Number of Shares of Common Stock Beneficially Owned1,2
John D. Baker II	7,450
James E. Bostic, Jr.	8,5691
Harris E. DeLoach, Jr.	5,000
James B. Hyler, Jr.	1,000
William D. Johnson	204,2782
Robert W. Jones	1,000
W. Steven Jones	1,000
Jeffrey J. Lyash	24,9302
Melquiades R. “Mel” Martinez	500
John R. McArthur	66,7182
E. Marie McKee	3,0001
Mark F. Mulhern	50,8742
John H. Mullin, III	10,0001
Charles W. Pryor, Jr.	1,042
Carlos A. Saladrigas	7,0001
Theresa M. Stone	1,000
Alfred C. Tollison, Jr.	1,000
Lloyd M. Yates	48,7842
Shares of Common Stock beneficially owned by all directors and executive officers of the Company as a group (24 persons)	614,5333

     1 Includes shares of our Common Stock such director has the right to acquire beneficial ownership of within 60 days through the exercise of certain stock options, as follows:

Director	Stock Options
James E. Bostic, Jr.	4,000
E. Marie McKee	2,000
John H. Mullin, III	6,000
Carlos A. Saladrigas	6,000

     2 Includes shares of Restricted Stock currently held, and shares of our Common Stock such officer has the right to acquire beneficial ownership of within 60 days through the exercise of certain stock options, as follows:

Officer	Restricted Stock	Stock Options
William D. Johnson	5,534	—
Jeffrey J. Lyash	1,367	—
John R. McArthur	1,667	—
Mark F. Mulhern	1,167	7,000
Lloyd M. Yates	1,367	—

     3 Includes shares each group member (shares in the aggregate) has the right to acquire beneficial ownership of within 60 days through the exercise of certain stock options.

Ownership of Units Representing Common Stock

     The table below shows ownership of units representing our Common Stock under the Non-Employee Director Deferred Compensation Plan and units under the Non-Employee Director Stock Unit Plan as of February 28, 2011. A unit of Common Stock does not represent an equity interest in the Company, and possesses no voting rights, but is equal in economic value at all times to one share of Common Stock.

Director	Directors’ Deferred Compensation Plan	Non-Employee Director Stock Unit Plan
John D. Baker II	3,884	2,971
James E. Bostic, Jr.	13,594	11,999
Harris E. DeLoach, Jr.	13,652	7,734
James B. Hyler, Jr.	2,305	4,665
Robert W. Jones	10,436	6,198
W. Steven Jones	15,111	9,357
Melquiades R. “Mel” Martinez	1,365	1,395
E. Marie McKee	31,748	15,026
John H. Mullin, III	21,494	15,552
Charles W. Pryor, Jr.	3,017	6,198
Carlos A. Saladrigas	8,148	13,053
Theresa M. Stone	12,015	9,357
Alfred C. Tollison, Jr.	13,186	7,734

     The table below shows ownership as of February 28, 2011, of (i) performance units under the Long-Term Compensation Program; (ii) performance units recorded to reflect awards deferred under the Management Incentive Compensation Plan (“MICP”); (iii) performance shares awarded under the Performance Share Sub-Plan of the 1997, 2002 and 2007 Equity Incentive Plans (“PSSP”) (see “Outstanding Equity Awards at Fiscal Year-End Table” on page 36); (iv) units recorded to reflect awards deferred under the PSSP; (v) replacement units representing the value of our contributions to the 401(k) Savings & Stock Ownership Plan that would have been made but for the deferral of salary under the Management Deferred Compensation Plan and contribution limitations under Section 415 of the Internal Revenue Code of 1986, as amended; and (vi) Restricted Stock Units (“RSUs”) awarded under the 2002 and 2007 Equity Incentive Plans.

Officer	Long-Term Compensation Program	MICP	PSSP	PSSP Deferred	MDCP	RSUs
William D. Johnson	—	1,812	122,314	—	1,121	66,714
Jeffrey J. Lyash	—	—	28,446	—	3,726	16,192
John R. McArthur	—	—	30,665	—	—	16,632
Mark F. Mulhern	—	1,808	25,611	911	—	14,558
Lloyd M. Yates	—	2,829	28,129	6,749	168	16,087

Changes in Control

     On January 8, 2011, Duke Energy and Progress Energy entered into a Merger Agreement, pursuant to which Progress Energy will be acquired by Duke Energy in a stock-for-stock transaction and continue as a wholly owned subsidiary of Duke Energy. Both companies’ boards of directors have unanimously approved the Merger Agreement. However, consummation of the proposed merger is subject to customary conditions, including, among other things, approval of the shareholders of each company, expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, and receipt of approval, to the extent required, from the Federal Energy Regulatory Commission, the Federal Communications Commission, the Nuclear Regulatory Commission, the North Carolina Utilities Commission, the Kentucky Public Service Commission, the South Carolina Public Service Commission, the Florida Public Service Commission, the Indiana Utility Regulatory Commission, and the Ohio Public Utilities Commission.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

     There were no transactions in 2010, and there are no currently proposed transactions involving more than $120,000, in which the Company or any of its subsidiaries was or is to be a participant and in which any of the Company’s directors, executive officers, nominees for director or any of their immediate family members had a direct or indirect material interest.

     Our Board of Directors has adopted policies and procedures for the review, approval or ratification of Related Person Transactions under Item 404(a) of Regulation S-K (the “Policy”), which is filed herewith as Exhibit 99.1. The Board has determined that the Governance Committee is best suited to review and approve Related Person Transactions because the Governance Committee oversees the Board of Directors’ assessment of our directors’ independence. The Governance Committee will review and may recommend to the Board amendments to this Policy from time to time.

     For the purposes of the Policy, a “Related Person Transaction” is a transaction, arrangement or relationship, including any indebtedness or guarantee of indebtedness (or any series of similar transactions, arrangements or relationships), in which we (including any of our subsidiaries) were, are or will be a participant and the amount involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect material interest. The term “Related Person” is defined under the Policy to include our directors, executive officers, nominees to become directors and any of their immediate family members.

     Our general policy is to avoid Related Person Transactions. Nevertheless, we recognize that there are situations where Related Person Transactions might be in, or might not be inconsistent with, our best interests and those of our shareholders. These situations could include (but are not limited to) situations where we might obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when we provide products or services to Related Persons on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally. In determining whether to approve or disapprove each Related Person Transaction, the Governance Committee considers various factors, including (i) the identity of the Related Person; (ii) the nature of the Related Person’s interest in the particular transaction; (iii) the approximate dollar amount involved in the transaction; (iv) the approximate dollar value of the Related Person’s interest in the transaction; (v) whether the Related Person’s interest in the transaction conflicts with his obligations to the Company and its shareholders; (vi) whether the transaction will provide the Related Person with an unfair advantage in his dealings with the Company; and (vii) whether the transaction will affect the Related Person’s ability to act in the best interests of the Company and its shareholders. The Governance Committee will only approve those Related Person Transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders.

Director Independence

     The Board of Directors has determined that the following current members of the Board are independent, as that term is defined under the general independence standards contained in the listing standards of the NYSE:

John D. Baker II	E. Marie McKee
James E. Bostic, Jr.	John H. Mullin, III
Harris E. DeLoach, Jr.	Charles W. Pryor, Jr.
James B. Hyler, Jr.	Carlos A. Saladrigas
Robert W. Jones	Theresa M. Stone
W. Steven Jones	Alfred C. Tollison, Jr.
Melquiades R. “Mel” Martinez

     In addition to considering the NYSE’s general independence standards, the Board has adopted categorical standards to assist it in making determinations of independence. The Board’s categorical independence standards are outlined in our Governance Guidelines. The Governance Guidelines are available on our Internet website and can be accessed at www.progress-energy.com/investor. All directors identified as independent in this document meet these categorical standards.

     In determining that the individuals named above are or were independent directors, the Corporate Governance Committee (the “Governance Committee”) considered their involvement in various ordinary course commercial transactions and relationships during 2010 as described below:
  Messrs. DeLoach and Mullin and Ms. McKee served as officers and/or directors of companies that have been among the purchasers of the largest amounts of electric energy sold by PEC during the last three preceding calendar years. These transactions involve the rendering of services by a public utility at rates fixed in conformity with governmental authorities.

  Messrs. Baker, Hyler, W. Steven Jones and Saladrigas served as directors of companies that purchase electric energy from PEC, and Messrs. Baker, W. Steven Jones, Mullin and Saladrigas served as directors of companies that purchase electric energy from PEF. These transactions involve the rendering of services by public utilities at rates fixed in conformity with governmental authorities.

  Mr. Baker currently serves as a director of Wells Fargo & Company and is a former director of Wachovia Corporation. Both of these entities have been part of our core bank group and have provided a variety of banking and investment services to us during the past several years.

  Mr. W. Steven Jones serves as a director of a communications technology company that provided services to us in 2010.

  Mr. Martinez is a Managing Director of JPMorgan Chase & Co., which has provided a variety of investment banking services to us during the past several years.

  Mr. Pryor is a director of a company that has affiliates that provide uranium enrichment services to PEC and PEF.

  Mr. Tollison is a former employee of PEC and thus receives a modest pension from us.
     All of the described transactions were ordinary course commercial transactions conducted at arm’s length and in compliance with the NYSE’s standards for director independence. In addition, the Governance Committee considers the relationships our directors have with tax-exempt organizations that receive contributions from the Company. The Governance Committee considered each of these transactions and relationships and determined that none of them was material or affected the independence of the directors involved under either the general independence standards contained in the NYSE’s listing standards or our categorical independence standards.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fees

     Set forth in the table below is certain information relating to the aggregate fees billed by the Company’s independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) for professional services rendered to us for the fiscal years ended December 31, 2010 and 2009.

	2010	2009
Audit fees	$3,395,000	$3,581,000
Audit-related fees	64,000	91,000
Tax fees	22,000	19,000
Other fees	—	—
Total fees	$3,481,000	$3,691,000

     Audit fees include fees billed for services rendered in connection with (i) the audits of our annual financial statements and those of our SEC reporting subsidiaries (Carolina Power & Light Company and Florida Power Corporation); (ii) the audit of the effectiveness of our internal control over financial reporting; (iii) the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and those of our SEC reporting subsidiaries; (iv) accounting consultations arising as part of the audits; and (v) audit services in connection with statutory, regulatory or other filings, including comfort letters and consents in connection with SEC filings and financing transactions. Audit fees for 2010 and 2009 also include $1,175,000 and $1,265,000, respectively, for services in connection with the Sarbanes-Oxley Act Section 404 and the related PCAOB Standard No. 2 relating to our internal control over financial reporting.

     Audit-related fees include fees billed for (i) special procedures and letter reports; (ii) benefit plan audits when fees are paid by us rather than directly by the plan; and (iii) accounting consultations for prospective transactions not arising directly from the audits.

     Tax fees include fees billed for tax compliance matters and tax planning and advisory services.

     The Audit Committee has concluded that the provision of the non-audit services listed above as “Tax fees” is compatible with maintaining Deloitte’s independence.

     None of the services provided required approval by the Audit Committee pursuant to the de minimis waiver provisions described below.

Audit Committee’s Pre-approval Policies and Procedures

     The Audit Committee has actively monitored all services provided by Deloitte and the relationship between audit and non-audit services provided by Deloitte. We have adopted policies and procedures for pre-approving all audit and permissible non-audit services rendered by Deloitte, and the fees billed for those services. Our Controller (the “Controller”) is responsible to the Audit Committee for enforcement of this procedure, and for reporting noncompliance. Pursuant to the pre-approval policy, the Audit Committee specifically pre-approved the use of Deloitte for audit, audit-related and tax services.

     The pre-approval policy requires management to obtain specific pre-approval from the Audit Committee for the use of Deloitte for any permissible non-audit services, which generally are limited to tax services, including tax compliance, tax planning, and tax advice services such as return review and consultation and assistance. Other types of permissible non-audit services will not be considered for approval except in limited instances, which could include circumstances in which proposed services provide significant economic or other benefits to us. In determining whether to approve these services, the Audit Committee will assess whether these services adversely impair the independence of Deloitte. Any permissible non-audit services provided during a fiscal year that (i) do not aggregate more than 5 percent of the total fees paid to Deloitte for all services rendered during that fiscal year and (ii) were not recognized as non-audit services at the time of the engagement must be brought to the attention of the Controller for prompt submission to the Audit Committee for approval. These de minimis non-audit services must be approved by the Audit Committee or its designated representative before the completion of the services. Non-audit services that are specifically prohibited under the Sarbanes-Oxley Act Section 404, SEC rules, and Public Company Accounting Oversight Board (“PCAOB”) rules are also specifically prohibited under the policy.

     Prior to approval of permissible tax services by the Audit Committee, the policy requires Deloitte to (1) describe in writing to the Audit Committee (a) the scope of the service, the fee structure for the engagement and any side letter or other amendment to the engagement letter or any other agreement between the Company and Deloitte relating to the service and (b) any compensation arrangement or other agreement, such as a referral agreement, a referral fee or fee-sharing arrangement, between Deloitte and any person (other than the Company) with respect to the promoting, marketing or recommending of a transaction covered by the service; and (2) discuss with the Audit Committee the potential effects of the services on the independence of Deloitte.

     The policy also requires the Controller to update the Audit Committee throughout the year as to the services provided by Deloitte and the costs of those services. The policy also requires Deloitte to annually confirm its independence in accordance with SEC and NYSE standards. The Audit Committee will assess the adequacy of this policy as it deems necessary and revise accordingly.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     3. Exhibits Filed:

          See EXHIBIT INDEX.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESS ENERGY, INC.
Date: March 17, 2011	(Registrant)

By: /s/ William D. Johnson
William D. Johnson
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

Signature	Title	Date
/s/ William D. Johnson	Chairman	March 17, 2011
(William D. Johnson)

/s/ John D. Baker II	Director	March 17, 2011
(John D. Baker II)

/s/ James E. Bostic, Jr.	Director	March 17, 2011
(James E. Bostic, Jr.)

/s/ Harris E. DeLoach, Jr.	Director	March 17, 2011
(Harris E. DeLoach, Jr.)

/s/ James B. Hyler, Jr.	Director	March 17, 2011
(James B. Hyler, Jr.)

/s/ Robert W. Jones	Director	March 17, 2011
(Robert W. Jones)

/s/ W. Steven Jones	Director	March 17, 2011
(W. Steven Jones)

/s/ Melquiades R. Martinez	Director	March 17, 2011
(Melquiades R. Martinez)

/s/ E. Marie McKee	Director	March 17, 2011
(E. Marie McKee)

/s/ John H. Mullin, III	Director	March 17, 2011
(John H. Mullin, III)

/s/ Charles W. Pryor, Jr.	Director	March 17, 2011
(Charles W. Pryor, Jr.)

/s/ Carlos A. Saladrigas	Director	March 17, 2011
(Carlos A. Saladrigas)

/s/ Theresa M. Stone	Director	March 17, 2011
(Theresa M. Stone)

/s/ Alfred C. Tollison, Jr.	Director	March 17, 2011
(Alfred C. Tollison, Jr.)

Exhibit Index

Number	Exhibit
*2a(1)	Agreement and Plan of Merger, dated as of January 8, 2011, by and among Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K dated January 8, 2011, File No. 1-15929).
*3a(1)	Amended and Restated Articles of Incorporation of Progress Energy, Inc. (f/k/a CP&L Energy, Inc.), as amended and restated on June 15, 2000 (filed as Exhibit No. 3a(1) to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15929 and No. 1-3382).
*3a(2)	Amended and Restated Articles of Incorporation of Progress Energy, Inc. (f/k/a CP&L Energy, Inc.), as amended and restated on December 4, 2000 (filed as Exhibit 3b(1) to Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 28, 2002, File No. 1-15929).
*3a(3)	Amended Articles of Incorporation of Progress Energy, Inc., as amended on May 10, 2006 (filed as Exhibit 3.A to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, File No. 1-15929, 1-3382 and 1-3274).
*3b(1)	By-Laws of Progress Energy, Inc., as amended on May 10, 2006 (filed as Exhibit 3.B to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, File No. 1-15929, 1-3382 and 1-3274).
*4b(1)	Indenture, dated as of February 15, 2001, between Progress Energy, Inc. and Bank One Trust Company, N.A., as Trustee, with respect to Senior Notes (filed as Exhibit 4(a) to Form 8-K dated February 27, 2001, File No. 1-15929).
*4e(1)	Contingent Value Obligation Agreement, dated as of November 30, 2000, between CP&L Energy, Inc. and The Chase Manhattan Bank, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated December 12, 2000, File No. 1-3382).
*10b(1)	Progress Energy, Inc. $1,130,000,000 5-Year Revolving Credit Agreement dated as of May 3, 2006 (filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, File No. 1-15929, 1-3274 and 1-3382).
+*10c(1)	Progress Energy, Inc. Form of Stock Option Agreement (filed as Exhibit 4.4 to Form S-8 dated September 27, 2001, File No. 333-70332).
+*10c(2)	Progress Energy, Inc. Form of Stock Option Award (filed as Exhibit 4.5 to Form S-8 dated September 27, 2001, File No. 333-70332).
+*10c(3)	2002 Progress Energy, Inc. Equity Incentive Plan, Amended and Restated effective January 1, 2007 (filed as Exhibit 10c(5) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(4)	Amended and Restated Broad-Based Performance Share Sub-Plan, Exhibit B to the 2002 Progress Energy, Inc. Equity Incentive Plan, effective January 1, 2007 (filed as Exhibit 10c(6) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(5)	Amended and Restated Executive and Key Manager Performance Share Sub-Plan, Exhibit A to the 2002 Progress Energy, Inc. Equity Incentive Plan (effective January 1, 2007) (filed as Exhibit 10c(7) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(6)	Progress Energy, Inc. 2007 Equity Incentive Plan (filed as Exhibit C to Form DEF 14A, as filed with the SEC on March 30, 2007, File No. 1-15929).
+*10c(7)	Executive and Key Manager 2007 Performance Share Sub-Plan, Exhibit A to the 2007 Equity Incentive Plan, effective January 1, 2007 (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 16, 2007, File No. 1-15929, No. 1-3382 and No. 1-3274).
+*10c(8)	Amended and Restated Management Deferred Compensation Plan of Progress Energy, Inc., effective as of January 1, 2007 (filed as Exhibit 10c(9) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(9)	Amended and Restated Non-Employee Director Deferred Compensation Plan of Progress Energy, Inc., effective January 1, 2007 (filed as Exhibit 10c(11) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(10)	Amended and Restated Restoration Retirement Plan of Progress Energy, Inc., effective January 1, 2007 (filed as Exhibit 10c(12) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(11)	Amended and Restated Non-Employee Director Stock Unit Plan of Progress Energy, Inc., effective January 1, 2007 (filed as Exhibit 10c(14) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(12)	Form of Progress Energy, Inc. Restricted Stock Agreement pursuant to the 2002 Progress Energy Inc. Equity Incentive Plan, as amended July 2002 (filed as Exhibit 10c(18) to Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005, File No. 1-3382 and 1-15929).
+*10c(13)	Form of Restricted Stock Unit Award Agreement as of March 20, 2007 (filed as Exhibit 10.1 to Current Report on Form 8-K dated March 26, 2007, File No. 1-15929, No. 1-3382 and No. 1-3274).
+*10c(14)	Form of Employment Agreement dated May 8, 2007 between (i) Progress Energy Service Company, LLC and Robert McGehee, John R. McArthur and Peter M. Scott III; (ii) PEC and Lloyd M. Yates, Fredrick N. Day IV, Paula M. Sims, William D. Johnson and Clayton S. Hinnant; and (iii) PEF and Jeffrey A. Corbett and Jeffrey J. Lyash (filed as Exhibit 10 to Quarterly Report on Form 10-Q for the period ended March 31, 2007, File No. 1-15929, No. 1-3382 and No. 1-3274).

Number	Exhibit
+*10c(15)	Form of Employment Agreement between Progress Energy Service Company, LLC and Mark F. Mulhern dated September 18, 2007 (filed as Exhibit 10 to Quarterly Report on Form 10-Q for the period ended March 31, 2007, File No. 1-15929, No. 1-3382 and No. 1-3274).
+*10c(16)	Amendment, dated August 5, 2005, to Employment Agreement dated between Progress Energy Service Company, LLC and Peter M. Scott III (filed as Exhibit 10 to Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 1-15929, 1-3382 and 1-3274).
+*10c(17)	Selected Executives Supplemental Deferred Compensation Program Agreement, dated August, 1996, between CP&L and C.S. Hinnant (filed as Exhibit 10c(22) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(18)	Form of Executive Permanent Life Insurance Agreement (filed as Exhibit 10c(23) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(19)	Progress Energy, Inc. Management Change-in-Control Plan (Amended and Restated Effective January 1, 2008) (filed as Exhibit 10c(21) to Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 28, 2011, File No. 1-15929, 1-3382 and 1-3274).
+*10c(20)	Form of Executive and Key Manager 2008 Performance Share Sub-Plan (filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the period ended March 31, 2008, File No. 1-15929, 1-3382 and 1-3274).
+*10c(21)	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the period ended March 31, 2008, File No. 1-15929, 1-3382 and 1-3274).
+*10c(22)	Amended and Restated Supplemental Senior Executive Retirement Plan of Progress Energy, Inc., effective January 1, 2009 (filed as Exhibit 10(A) to Quarterly Report on Form 10-Q for the period ended March 31, 2009, File No. 1-15929, 1-3382 and 1-3274).
+*10c(23)	Executive and Key Manager 2009 Performance Share Sub-Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated March 17, 2009, File No. 1-15929).
+*10c(24)	Form of Progress Energy, Inc. Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Current Report on Form 8-K dated March 17, 2009, File No. 1-15929).
+*10c(25)	Amended Management Incentive Compensation Plan of Progress Energy, Inc., as amended January 1, 2010 (filed as Exhibit 10.3 to Current Report on Form 8-K dated March 17, 2009, File No. 1-15929).
+*10c(26)	Progress Energy, Inc. 2009 Executive Incentive Plan, effective March 17, 2009 (filed as Exhibit D to Form DEF 14A, as filed with the SEC on March 31, 2009, File No. 1-15929).
+*10c(27)	Amended and Restated Management Incentive Compensation Plan of Progress Energy, Inc., effective September 1, 2010 (filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2010, File No. 1-15929, 1-3382 and 1-3274).
+*10c(28)	Amended and Restated Management Deferred Compensation Plan of Progress Energy, Inc., effective September 1, 2010 (filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2010, File No. 1-15929, 1-3382 and 1-3274).
+*10c(29)	Employment Agreement Term Sheet for William D. Johnson in connection with the Agreement and Plan of Merger, dated as of January 8, 2011, by and among Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc. (Exhibit C to the Agreement and Plan of Merger filed as Exhibit 2.1 to the Current Report on Form 8-K, dated January 8, 2011, File No. 1-15929).
+*10c(30)	Form of Letter Agreement, dated January 8, 2011, executed by certain officers of Progress Energy, Inc., waiving certain rights under Progress Energy, Inc.’s Management Change-in-Control Plan and their employment agreements (filed as Exhibit 10.1 to the Current Report on Form 8-K dated January 8, 2011, File No. 1-15929).
*10d(1)	Agreement dated November 18, 2004 between Winchester Production Company, Ltd., TGG Pipeline Ltd., Progress Energy, Inc. and EnCana Oil & Gas (USA), Inc. (filed as Exhibit 10d(1) to Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005, File No. 1-3382 and 1-15929).
*10d(2)
Precedent and Related Agreements among Florida Power Corporation d/b/a Progress Energy Florida, Inc. (“PEF”), Southern Natural Gas Company, Florida Gas Transmission Company (“FGT”), and BG LNG Services, LLC (“BG”), including:
a) Precedent Agreement by and between Southern Natural Gas Company and PEF, dated December 2, 2004;
b) Gas Sale and Purchase Contract between BG and PEF, dated December 1, 2004;
c) Interim Firm Transportation Service Agreement by and between FGT and PEF, dated December 2, 2004;
d) Letter Agreement between FGT and PEF, dated December 2, 2004 and Firm Transportation Service Agreement by and between FGT and PEF to be entered into upon satisfaction of certain conditions precedent;
e) Discount Agreement between FGT and PEF, dated December 2, 2004;

Number	Exhibit
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
*10d(3)	Engineering, Procurement and Construction Agreement, dated as of December 31, 2008, between Florida Power Corporation d/b/a/ Progress Energy Florida, Inc., as owner, and a consortium consisting of Westinghouse Electric Company LLC and Stone & Webster, Inc., as contractor, for a two-unit AP1000 Nuclear Power Plant (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 2, 2009). (The Registrants’ have requested confidential treatment for certain portions of this exhibit pursuant to an application for confidential treatment submitted to the SEC. These portions have been omitted from the above-referenced Current Report and submitted separately to the SEC.)
*12(a)	Computation of Ratio of Earnings to Fixed Charges (filed as Exhibit 12(a) to Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 28, 2011, File No. 1-15929, 1-3382 and 1-3274).
18	Preferability Letter of Deloitte & Touche LLP (filed as Exhibit 18 to Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 28, 2011, File No. 1-15929, 1-3382 and 1-3274).
*21	Subsidiaries of Progress Energy, Inc (filed as Exhibit 21 to Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 28, 2011, File No. 1-15929, 1-3382 and 1-3274).
23(a)	Consent of Deloitte & Touche LLP (filed as Exhibit 23(a) to Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 28, 2011, File No. 1-15929, 1-3382 and 1-3274).
31(a)	302 Certification of Chief Executive Officer
31(b)	302 Certification of Chief Financial Officer
99.1	Policies and Procedures for the Review, Approval or Ratification of Related Person Transactions

*	Incorporated herein by reference as indicated.
+	Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.