Form 10-K/A
period 2010-12-31
PROGRESS ENERGY INC
filed 2011-05-24
CIK 1094093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 2)

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

	Exact name of registrant as specified in its charter,	I.R.S. Employer
Commission	state of incorporation, address of principal executive	Identification
File Number	office, and telephone number	Number

1-15929	Progress Energy, Inc.	56-2155481
410 South Wilmington Street
Raleigh, North Carolina 27601-1748
Telephone: (919) 546-6111
State of Incorporation: North Carolina

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock (Without Par Value)	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☒	No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.	☒

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

As of May 23, 2011, the registrant had the following shares of common stock outstanding:

Description	Shares
Common Stock (Without Par Value)	294,527,431

TABLE OF CONTENTS

PART III

ITEM 11.	EXECUTIVE COMPENSATION	6

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	56

EXPLANATORY NOTE FOR FORM 10-K/A

     This Amendment No. 2 on Form 10-K/A (“this Amendment No. 2”) amends the Annual Report on Form 10-K of Progress Energy, Inc. for the fiscal year ended December 31, 2010, originally filed with the Securities Exchange Commission (the “SEC”) on February 28, 2011 (the “Original Filing”), as amended in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, as filed with the SEC on March 17, 2011 (“Amendment No. 1”). Throughout this Amendment No. 2, we use the words “Progress Energy,” the “Company,” “we,” “us,” or “our” to refer to Progress Energy, Inc. (Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (“PEC”) and Florida Power Corporation d/b/a Progress Energy Florida, Inc. (“PEF”), are wholly owned subsidiaries of the Company.) We are filing this Amendment No. 2 for the sole purpose of amending Part III, Item 11 and Part IV, Item 15 for Progress Energy. The reference on the cover of the Original Filing to the incorporation by reference of Progress Energy’s definitive proxy statement into Part III of the Original Filing is hereby deleted. The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 11, 2011, as scheduled. The reference on the cover of the Original Filing to the incorporation by reference of PEC’s definitive proxy statement into Part III of the Original Filing remains unchanged.

     In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), Part III, Item 11 of the Original Filing, as amended by Amendment No. 1, has been amended and restated in its entirety, and Part IV, Item 15 of the Original Filing, as amended by Amendment No. 1, has been amended to delete an exhibit that is no longer material to the Company and was not material to the Company during the period covered by the Original Filing, and to include as exhibits the new certifications for Progress Energy required by Rule 13a-14(a) under the Exchange Act.

     Except as described above, no other changes have been made to the Original Filing, and we have not modified or updated the other disclosures presented in the Original Filing, including, without limitation, the financial statements. In particular, no changes have been made to the Original Filing with respect to PEC or PEF and this Form 10-K/A is not, and shall not be deemed to be an amendment of the Form 10-K filed by PEC and PEF as part of the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing, as amended by Amendment No. 1, and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

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

       Highlights of the 2010 executive compensation program are:
  As the chart below indicates, the Company delivered total shareholder return for 2010 and annualized total shareholder return for the three-years ending December 31, 2010 that were between the median of the total shareholder returns of the Company’s Benchmarking and PSSP Peer Group as defined on pages 11 and 18, respectively.
  Our chief executive officer’s (CEO) total compensation, as shown in the “Summary Compensation Table” on page 29 of this document, is largely flat since 2008 (+0.6%) (the first full year he was in the position) and decreased 3.5% from the amount of total compensation he received in 2009.

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

  All of our NEOs currently meet or exceed the Company’s market competitive executive stock ownership guidelines (as shown below in the table on page 12).

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

  Our CEO has agreed that if he is involuntarily terminated without “cause” or resigns for “good reason” on or prior to the second anniversary of the completion of the proposed merger with Duke Energy Corporation, he will not receive a tax gross-up for any of his excise tax obligation (as disclosed below on page 22).
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

PROGRAM ADMINISTRATION

    Our executive compensation program is administered by the Committee, which is composed of seven independent directors (as defined under the NYSE Corporate Governance Rules). Members of the Committee do not receive compensation under any compensation program in which our executive officers participate. For a discussion of director compensation, see the “Director Compensation” section on page 52.

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

    As of February 25, 2011, our named executive officers exceeded the guidelines (see Management Ownership table on page 37 of Amendment No. 1 for specific details). As an indication of Mr. Johnson’s alignment of his interests with that of our shareholders, he currently holds equity valued at more than 12 times his base salary (based on the closing share price on February 25, 2011), which exceeds the 5-times base salary required under the guidelines.

II. ELEMENTS OF COMPENSATION

    The table below summarizes the current elements of our executive compensation program.

Element	Brief Description	Primary Purpose	Short- or Long-Term Focus
Base Salary	Fixed compensation. Annual merit increases reward individual performance and growth in the position.	Basic element of compensation that pays for expertise and experience and necessary to attract and retain.	Short-term (annual)
Annual Incentive	Variable compensation based on achievement of annual performance goals.	Rewards operating performance results that are consistent with reliable and efficient electric service.	Short-term (annual)
Long-Term Incentives — Performance Shares	Variable compensation based on achievement of long-term performance goals.	Align interests of shareholders and management and aid in attracting and retaining executives.	Long-term
Long-Term Incentives — Restricted Stock/Restricted Stock Units	Variable compensation based on target levels. Service-based vesting.	Align interests of shareholders and management and essential in attracting and retaining executives.	Long-term
Supplemental Senior Executive Retirement Plan	Formula-based compensation, based on salary, annual incentives and eligible years of service.	Provides long-term retirement benefit influenced by service and performance. Aids in attracting and retaining executives.	Long-term
Management Change-In-Control Plan	Defines Company’s relationship with executives in the event of a change-in-control.	Aligns interests of shareholders and management and aids in (i) attracting executives; (ii) retaining executives during transition following a change-in-control; and (iii) focusing executives on maximizing value for shareholders.	Long-term
Employment Agreements	Define Company’s relationship with its executives and provide protection to each of the parties in the event of termination of employment.	Aid in attracting and retaining executives.	Long-term
Executive Perquisites	Personal benefits awarded outside of base pay and incentives.	Aid in attracting and retaining executives and allowing executives to focus their energies on Company priorities.	Short-term (annual)
Other Broad-Based Benefits	Employee benefits such as health and welfare benefits, 401(k) and pension plan.	Basic elements of compensation expected in the marketplace. Aid in attracting and retaining executives.	Both Short- and Long-term
Deferred Compensation	Provides executives with tax deferral options in addition to those available under our qualified plans.	Aids in attracting and retaining executives.	Long-term

    The table below shows the target awards of short-term and long-term incentives to each NEO for 2010. Percentages for incentives are expressed as a percentage of base salary. Additional elements of compensation are discussed further in this section.

Incentive Targets
			Long-Term Incentive Targets as a Percentage of Salary
Named Executive Officer	Base Salary (as of 1/1/11)	Short-Term (annual) Incentive Target1	Performance Shares2	Restricted Stock	Total Incentive Target
William D. Johnson	$990,000	85%	233%	117%	435%
Mark F. Mulhern	$450,000	55%	117%	58%	230%
Jeffrey J. Lyash	$453,000	55%	117%	58%	230%
Lloyd M. Yates	$448,000	55%	117%	58%	230%
John R. McArthur	$488,000	55%	117%	58%	230%

    1 Annual incentive awards can range from 0%-200% of target percentages.

    2 Payout opportunities can range from 0%-200% of target percentages.

1. BASE SALARY

    The primary purpose of base salaries is to provide a basic element of compensation necessary to attract and retain executives. Base salary levels are established based on data from the Benchmarking Peer Group identified on page 11 and consideration of each executive officer’s skills, experience, responsibilities and performance. Market compensation levels that approximate the 50th percentile of the Benchmarking Peer Group are used to assist in establishing each executive’s job value (commonly called the “midpoint” at other companies). Job values serve as the market reference for determining base salaries.

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

		Performance Measures
		(Relative Percentage Weight)
Named Executive Officer	Target Opportunity	Company Ongoing EPS	PEC Net Income	PEF Net Income
William D. Johnson	85%	100%	—	—
Mark F. Mulhern	55%	100%	—	—
Jeffrey J. Lyash	55%	35%	32.5%	32.5%
Lloyd M. Yates	55%	45%	55%	—
John R. McArthur	55%	100%	—	—

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

3.LONG-TERM INCENTIVES

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

    The table below shows the 2010 long-term incentive targets for the NEOs’ positions.

Long-Term Incentive Award Target1
Position2	Performance Shares Target Award 2010	Restricted Stock Units Target Award 20103
Chief Executive Officer	233%	117%
Executive Vice President	117%	58%
Chief Financial Officer	117%	58%
President, PEC	117%	58%

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

2007 Performance Share Sub-Plan (the “2007 PSSP”)

     The 2007 PSSP provides for an adjusted measure of total shareholder return (referred to as “Total Business Return” or TBR) to be utilized as the sole measure for determining the amount of a performance share award upon vesting. TBR is computed assuming a constant price to earnings ratio, which was set at the beginning of each performance period. During a period when the Company was undergoing transformation of its underlying operating portfolio, this measure was intended to filter out external or market-based variations in the Company’s stock price and focus on internal restructuring. The performance measure also uses the Company’s publicly reported ongoing earnings as the earnings component for determining performance share awards. The Committee chose this method as the sole performance measure to support its desire to better align the long-term incentives with the interests of our shareholders and to emphasize our focus on dividend and Ongoing EPS growth. TBR was used for the 2007 – 2009 and 2008 – 2010 performance share grants made under the 2007 PSSP. The performance measures for the 2008 – 2010 performance cycle are shown in the table below.

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

     In the first quarter of 2010, the Committee approved a payout of 125% of the target value for the 2007 – 2009 PSSP grants. The Company achieved a Total Business Return (TBR) of 9.95% which would equate to 178% of target value for the 2007-2009 performance share grants. The Committee retains the discretion to reduce the number of performance shares earned if the TBR formula would result in payouts that the Committee deems to be disproportionate to the Company’s performance or other circumstances merit a reduction in the amounts earned. The Committee deemed a payout of 178% of target to be disproportionate to the Company’s performance and exercised its discretion to reduce the payout to 125%. In applying its discretion, the Committee balanced a number of factors including the Company’s three year annualized total shareholders return for the 2007-2009 period of -0.2% which was slightly below the 50th percentile of the Company’s PSSP Peer Group, the Company’s positive three year average on-going earnings growth for the same period of 7.49%, and the challenging economy.

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

Performance and Award Structure (50%)
Performance	Three-Year Average Ongoing EPS Growth		Percent of Target Award Earned
	2009-2011	2010-2012
Threshold	2%	1%	50%
Target	4%	3%	100%
Maximum	6%	5%	200%

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

     Executive officers typically receive a grant of service-based RSUs in the first quarter of each year which are subject to a three-year graded vesting schedule. The size of each grant is based on the executive officer’s target award percentage and is determined by using the closing stock price of the Company’s common stock on the last trading day of the year prior to the date of the award. The Committee establishes target levels based on the peer group information discussed under the caption “Competitive Positioning Philosophy” on page 10 above. The 2010 RSU targets for the NEOs are shown in the “Long-Term Incentive Award Target” table on page 16 above. The granting of RSUs does not provide the participant with any guarantee of vesting in the awards. Holders of RSUs receive quarterly cash dividend equivalents equal to the amount of any quarterly dividends paid on our common stock.

     To further accent the retention quality of the Equity Incentive Plan and to recognize the contribution of the officer team, including the named executive officers, the Committee may also issue in its discretion service-based ad hoc grants of restricted stock units to executives. No ad hoc grants were awarded by the Committee during 2010.

4.SUPPLEMENTAL SENIOR EXECUTIVE RETIREMENT PLAN

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

5.MANAGEMENT CHANGE-IN-CONTROL PLAN

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

     The following table sets forth the key provisions of the CIC Plan benefits as it relates to our NEOs:

	Tier I	Tier II
Eligible Positions	Chief Executive Officer,	Senior Vice Presidents
Chief Operating Officer,
Presidents and Executive
Vice Presidents
Cash Severance	300% of base salary and	200% of base salary and annual incentive1
annual incentive1
Health & Welfare Coverage Period	Coverage up to 36 months	Coverage up to 24 months
Gross-ups	Full gross-up of excise tax	Conditional gross-up of excise tax

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

     In the event an NEO is terminated following a change-in-control of the Company, benefits payable under the CIC Plan will be paid in lieu of any severance benefits payable under the NEO’s employment agreement if the transaction qualifies as a change in control under Section 409A of the Internal Revenue Code of 1986, as amended. If the transaction is not a Section 409A change in control, the NEO will receive the same level of CIC Plan benefits except that a portion of the cash severance will be paid in installments rather than in a lump sum. Accordingly, the amounts shown in the “Involuntary or Good Reason Termination (CIC)” columns in the tables captioned “Potential Payments Upon Termination,” on pages 42 through 51 below show only the potential payments each of our NEOs would be eligible to receive under the CIC Plan in the event of a CIC.

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

     Our NEOs will not receive additional compensation or benefits under their employment agreements or the CIC Plan solely on account of the consummation of the merger with Duke Energy. However, subject to the limitations described below, if an NEO is terminated without “cause” or resigns with “good reason” within twenty-four months after consummation of the merger, they will be entitled to severance benefits under the CIC Plan as set forth in the “Involuntary or Good Reason Termination (CIC)” column of the tables captioned “Potential Payments Upon Termination,” on pages 42 through 51 below. The eligibility of certain NEOs to receive the CIC Plan benefits is limited by the following:
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

6. EMPLOYMENT AGREEMENTS

     Each named executive officer has an employment agreement that documents the Company’s relationship with that executive. We provide these agreements to the executives as a means of attracting and retaining them. Each agreement has a term of three years. When an agreement’s remaining term diminishes to two years, the agreement automatically adds another year to the term, unless we give a 60-day advance notice that we do not want to extend the agreement. If a named executive officer is terminated without cause during the term of the agreement, he is entitled to severance payments equal to his base salary times 2.99, as well as up to 18 months of COBRA reimbursement. A description of each named executive officer’s employment agreement is discussed under the “Employment Agreement” section of the “Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table” on page 33.

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

7. EXECUTIVE PERQUISITES

     We provide limited perquisites and other benefits to our executives. Amounts attributable to perquisites are disclosed in the “All Other Compensation” column of the Summary Compensation Table on page 29.

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

     With respect to his long-term incentive compensation during 2010, Mr. Johnson was granted 22,596 restricted stock units and 56,248 performance shares in accordance with his pre-established targets of 117% and 233%, respectively, of his base salary. The performance shares are earned based on performance over the three years ending December 31, 2012. Additionally, 29,456 shares of the 2007 annual grant vested in 2010 and were paid out at 125% of target. The total year-over-year compensation to Mr. Johnson for 2010, as compared to 2009, as noted in the “Summary Compensation Table” on page 29, was largely flat.

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

     With respect to his long-term incentive compensation, in 2010, Mr. Mulhern was granted 4,809 restricted stock units and 12,126 performance shares in accordance with his pre-established targets of 58% and 117%, respectively, of base salary. The performance shares are earned based on performance over the three years ending December 31, 2012. Additionally, 7,131 shares of the 2007 annual grant vested in 2010 and were paid out at 125% of target. Mr. Mulhern’s compensation in 2010, as noted in the “Summary Compensation Table” on page 29, increased by 8.2% from the amount of total compensation he received in 2009, largely due to an increase in his accrued pension benefits.

Compensation of Other Named Executive Officers

     For 2010, Mr. Johnson recommended and the Committee approved no increases to the base salaries for Messrs. Lyash, Yates, and McArthur.

     On Mr. Johnson’s recommendation, the Committee awarded Messrs. Lyash, Yates, and McArthur 2010 MICP awards as described in the table below.

Named Executive Officer	2010 MICP Award	Percent of Target	Explanation of Award
Jeffrey J. Lyash	$195,000	78%	Mr. Lyash played a significant role in developing and implementing a comprehensive nuclear fleet renewal plan; accelerating the CBE initiative into nuclear outages; improving performance of the Brunswick Nuclear Plant; and maintaining regulatory confidence in the Company’s nuclear generation group’s leadership.
Lloyd M. Yates	$195,000	79%	Mr. Yates played a significant role in achieving the successful financial and operational performance of PEC which contributed to the Company achieving its ongoing EPS goal; effectively managing PEC’s O&M expenses, particularly for nuclear outages and in the supply chain business unit; and effectively communicating the Company’s climate change policy and Balanced Solution Strategy to external stakeholders and industrial customers.
John R. McArthur	$220,000	82%	Mr. McArthur played a significant role in developing a North Carolina legislative approach for 2011 to support consistent regulated earnings and cost recovery for nuclear investment; improving our business planning process through better alignment and deeper understanding of our business objectives and cost drivers; achieving success in all clause recovery dockets in Florida; recovering all fuel and efficiency and renewable costs and incentives in North Carolina and South Carolina; and negotiating and executing the Merger Agreement with Duke Energy.

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

     Mr. Lyash’s total compensation as shown in the “Summary Compensation Table” on page 29 decreased 10.6% from the amount of total compensation he received in 2009.

     Mr. Yates’ total compensation as shown in the “Summary Compensation Table” on page 29 decreased 3.2% from the amount of total compensation he received in 2009.

     Mr. McArthur’s total compensation as shown in the “Summary Compensation Table” on page 29 decreased 3.3% from the amount of total compensation he received in 2009.

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

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary1	Bonus	Awards2	Awards3	Compensation4	Earnings5	Compensation6	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
William D.
Johnson,	2010	$990,000	N/A	$3,109,607	-	$715,000	$1,096,829	$316,051	$6,227,487
Chairman, President
and	2009	979,231		3,090,605	-	950,000	1,144,448	289,726	6,454,010
Chief Executive
Officer7	2008	950,000		2,911,701	-	929,000	1,091,256	304,571	6,186,528
Mark F. Mulhern,	2010	$443,269	N/A	$667,916	-	$205,000	$517,696	$77,672	$1,911,553
Senior Vice
President and	2009	414,231		655,990	-	225,000	369,822	102,137	1,767,180
Chief Financial
Officer	2008	355,385		433,473	-	200,000	820,419	141,354	1,950,631
Jeffrey J. Lyash,	2010	$453,000	N/A	$711,892	-	$195,000	$281,882	$102,290	$1,744,064
Executive Vice
President –	2009	450,846		728,120	-	235,000	244,369	292,061	1,950,396
Energy Supply
	2008	432,885		612,952	-	225,000	323,904	140,812	1,735,553
Lloyd M. Yates,
President	2010	$448,000	N/A	$704,043	-	$195,000	$342,925	$80,548	$1,770,516
and Chief Executive
Officer,	2009	445,846		720,683	-	235,000	308,815	119,432	1,829,776
PEC
	2008	429,231		612,952	-	210,000	777,983	155,042	2,185,208
John R. McArthur,	2010	$488,000	N/A	$766,911	-	$220,000	$81,601	$92,677	$1,649,189
Executive Vice
President,	2009	485,846		780,070	-	250,000	74,001	116,381	1,706,298
General Counsel
and	2008	459,423		571,390	-	250,000	46,028	137,536	1,464,377
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

2010 Stock Awards (column (e))				Maximum Potential Payout for Performance Shares
	Grant Date Fair Value
Name	Restricted Stock Units	Performance Shares	Total (column (e))	Maximum Percentage	Maximum Value
William D. Johnson	$891,186	$2,218,421	$3,109,607	200%	$4,436,842
Mark F. Mulhern	189,667	478,249	667,916	200%	956,498
Jeffrey J. Lyash	202,169	509,723	711,892	200%	1,019,446
Lloyd M. Yates	199,921	504,122	704,043	200%	1,008,244
John R. McArthur	217,788	549,123	766,911	200%	1,098,246

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

2010 Perquisites (Component of column (i))
Name	Luncheon Club Dues	Financial/Tax Planning	Home Security	Spousal Travel on Corporate Aircraft*	Other	Total Perquisites
William D. Johnson	$1,508	$7,500	$30,128	$20,228	$5,781	$65,145
Jeffrey J. Lyash	2,088	6,583	918	11,934	2,489	24,012
John R. McArthur	1,476	7,500	840	0	1,242	11,058

     * Executives’ spouses may travel on the Company’s aircraft only to accompany executives on “business-related” events that spouses are requested to attend.

     7 Mr. Johnson did not receive additional compensation for his service on the Board of Directors.

GRANTS OF PLAN-BASED AWARDS

		Estimated			Estimated			Other
		Future Payouts Under			Future Payouts Under			Stock
		Non-Equity Incentive			Equity Incentive			Awards:	Grant Date
		Plan Awards1			Plan Awards2			Number of	Fair Value
								Shares of	of Stock and
								Stock	Option
	Grant Date	Threshold	Target ($)	Maximum	Threshold	Target	Maximum	or Units3	Awards4 ($)
Name (a)	(b)	($) (c)	(d)	($) (e)	(#) (f)	(#) (g)	(#) (h)	(#) (i)	(j)
William D.	MICP
Johnson,	3/4/11	$420,750	$841,500	$1,683,000
Chairman,	Restricted
President	Stock Units
and	3/16/10							22,596	$891,186
Chief
Executive	PSSP
Officer	3/16/10				28,124	56,248	112,496		$2,218,421
Mark F.	MICP
Mulhern,	3/4/11	$121,899	$243,798	$487,596
Senior	Restricted
Vice	Stock Units
President	3/16/10							4,809	$189,667
and Chief
Financial	PSSP
Officer	3/16/10				6,063	12,126	24,252		$478,249
Jeffrey J.	MICP
Lyash,	3/4/11	$124,575	$249,150	$498,300
Executive	Restricted
Vice	Stock Units
President –	3/16/10							5,126	$202,169
Energy	PSSP
Supply	3/16/10				6,462	12,924	25,848		$509,723
Lloyd M.	MICP
Yates,	3/4/11	$123,200	$246,400	$492,800
President	Restricted
and	Stock Units
Chief	3/16/10							5,069	$199,921
Executive
Officer,	PSSP
PEC	3/16/10				6,391	12,782	25,564		$504,122
John R.	MICP
McArthur,	3/4/11	$134,200	$268,400	$536,800
Executive	Restricted
Vice	Stock Units
President,	3/16/10							5,522	$217,788
General
Counsel
and
Corporate	PSSP
Secretary	3/16/10				6,962	13,923	27,846		$549,123

     1 The Management Incentive Compensation Plan is considered a non-equity incentive compensation plan. Award amounts are shown at threshold, target, and maximum levels. The target award is calculated using the 2010 eligible earnings times the executive’s target percentage. See target percentage in table on page 15 of the CD&A. Threshold is calculated at 50% of target and maximum is calculated at 200% of target. Actual award amounts paid are reflected in the Summary of Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards1					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)2	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)3	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)4	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)4
William D.	—	—	—	—	—	72,248	$3,141,343	112,869	$4,907,526
Johnson,
Chairman,
President
and Chief
Executive
Officer
Mark F.	7,000	—	—	$44.75	9/30/2013	15,725	$683,723	20,733	$901,486
Mulhern,
Senior Vice
President and
Chief Financial
Officer
Jeffrey J.	—	—	—	—	—	17,559	$763,465	24,941	$1,084,416
Lyash,
Executive
Vice President –
Energy Supply
Lloyd M.	—	—	—	—	—	17,454	$758,900	24,792	$1,077,968
Yates,
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

Number of Unearned Shares, Units or Other Rights That Have Not Vested (column (i))
Stock Award	Vesting Date	William D. Johnson	Mark F. Mulhern	Jeffrey J. Lyash	Lloyd M. Yates	John R. McArthur
Performance Shares	January 1, 2011	54,125	8,069	11,443	11,443	10,637
Performance Shares	January 1, 2012	0	0	0	0	0
Performance Shares	January 1, 2013	58,744	12,664	13,498	13,349	14,541
Total (column (i))		112,869	20,733	24,941	24,792	25,178

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)1	Value Realized on Vesting ($) (e)2
William D. Johnson,	—	—	76,448	$3,080,112
Chairman, President and Chief Executive Officer
Mark F. Mulhern,	—	—	26,504	$1,064,791
Senior Vice President and Chief Financial Officer
Jeffrey J. Lyash,	—	—	31,031	$1,248,972
Executive Vice President – Energy Supply
Lloyd M. Yates,	—	—	31,006	$1,247,986
President and Chief Executive Officer, PEC
John R. McArthur,	—	—	30,632	$1,231,050
Executive Vice President, General Counsel and Corporate
Secretary

     1 Reflects the number of restricted stock shares, restricted stock units, and performance shares that vested in 2010 for named executive officers as shown in the table below.

Number of Shares Acquired on Vesting (column (d))
Stock Award	Vesting Date	Vesting Price	William D. Johnson	Mark F. Mulhern	Jeffrey J. Lyash	Lloyd M. Yates	John R. McArthur
Performance	January 1,
Shares	2010	$41.01	43,965	10,644	14,232	14,232	13,229
	March 14,
Restricted Stock	2010	$38.60	5,533	1,167	1,367	1,367	1,667
	March 15,
Restricted Stock	2010	$38.60	5,067	—	1,100	1,100	1,434
	March 21,
Restricted Stock	2010	$39.45	—	3,500	—	—	—
Restricted Stock	March 17,
Units	2010	$39.44	9,297	1,868	2,159	2,134	2,328
Restricted Stock	March 18,
Units	2010	$39.82	7,650	1,136	1,597	1,597	1,497
Restricted Stock	March 22,
Units	2010	$39.84	4,936	8,189	10,576	10,576	10,477
Total (column (d))			76,448	26,504	31,031	31,006	30,632

     2 The value realized is the sum of the vested shares for each vesting date times the vesting price. Values realized on vesting during 2010 for named executive officers are shown in the table below:

Value Realized on Vesting (column (e))
Stock Award	Vesting Date	Vesting Price	William D. Johnson	Mark F. Mulhern	Jeffrey J. Lyash	Lloyd M. Yates	John R. McArthur
Performance	January 1,
Shares	2010	$41.01	$1,803,005	$436,510	$583,654	$583,654	$542,521
	March 14,
Restricted Stock	2010	$38.60	$213,574	$45,046	$52,766	$52,766	$64,346
	March 15,
Restricted Stock	2010	$38.60	$195,586	—	$42,460	$42,460	$55,352
	March 21,
Restricted Stock	2010	$39.45	—	$138,075	—	—	—
Restricted Stock	March 17,
Units	2010	$39.44	$366,674	$73,674	$85,151	$84,165	$91,816
Restricted Stock	March 18,
Units	2010	$39.82	$304,623	$45,236	$63,593	$63,593	$59,611
Restricted Stock	March 22,
Units	2010	$39.84	$196,650	$326,250	$421,348	$421,348	$417,404
Total (column (e))			$3,080,112	$1,064,791	$1,248,972	$1,247,986	$1,231,050

PENSION BENEFITS TABLE

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit1 ($) (d)	Payments During Last Fiscal Year ($) (e)
William D. Johnson,	Progress Energy Pension Plan	18.3	$528,633	$0
Chairman, President and Chief
Executive Officer	Supplemental Senior
	Executive Retirement Plan	25.32	$8,287,8713	$0
Mark F. Mulhern,	Progress Energy Pension Plan	14.8	$326,707	$0
Senior Vice President and Chief
Financial Officer	Supplemental Senior
	Executive Retirement Plan	14.8	$1,605,1554	$0
Jeffrey J. Lyash,	Progress Energy Pension Plan	17.6	$334,696	$0
Executive Vice President – Energy
Supply	Supplemental Senior
	Executive Retirement Plan	17.6	$1,640,8115	$0
Lloyd M. Yates,	Progress Energy Pension Plan	12.1	$198,700	$0
President and Chief Executive	Supplemental Senior
Officer, PEC	Executive Retirement Plan	12.1	$1,367,5396	$0
John R. McArthur,	Progress Energy Pension Plan	9.1	$192,479	$0
Executive Vice President,
General Counsel and Corporate	Restoration Retirement Plan	9.1	$162,615	$0
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

NONQUALIFIED DEFERRED COMPENSATION

     The table below shows the nonqualified deferred compensation for each of the named executive officers. Information regarding details of the deferred compensation plans currently in effect can be found under the heading “Deferred Compensation” in the CD&A on page 24. In addition, the Deferred Compensation Plan for Key Management Employees is discussed in footnote 5 to the “Summary Compensation Table.”

Name and Position (a)	Executive Contributions in Last FY1 ($) (b)	Registrant Contributions in Last FY2 ($) (c)	Aggregate Earnings in Last FY3 ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE4 ($) (f)
William D. Johnson,
Chairman, President
and Chief Executive Officer	$0	$44,700	$68,9325	$0	$849,703
Mark F. Mulhern,
Senior Vice President and Chief Financial Officer	$22,163	$11,601	$20,715	($147,094)6	$233,261
Jeffrey J. Lyash,
Executive Vice President – Energy Supply	$0	$12,480	$20,359	$0	$168,012
Lloyd M. Yates,
President and Chief Executive
Officer, PEC	$22,400	$12,180	$66,737	$0	$601,121
John R. McArthur, Executive Vice President,
General
Counsel and Corporate Secretary	$73,200	$14,580	$29,600	$0	$301,215

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

     4 Includes December 31, 2010 balances under the following deferred compensation plans: Management Incentive Compensation Plan, Performance Share Sub-Plan, Management Deferred Compensation Plan, and Deferred Compensation Plan for Key Management Employees. Balances for named executive offices under each deferral plan are shown in the table below:

Aggregate Balance at Last FYE (column (f))
Name	Management Deferred Compensation Plan	Management Incentive Compensation Plan	Deferred Compensation for Key Management Employees	Performance Share Sub-Plan	Total (column (f))
William D. Johnson	$492,740	$77,712	$279,251	—	$849,703
Mark F. Mulhern	$116,631	$77,537	—	$39,093	$233,261
Jeffrey J. Lyash	$168,012	—	—	—	$168,012
Lloyd M. Yates	$190,251	$121,356	—	$289,514	$601,121
John R. McArthur	$301,215	—	—	—	$301,215

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

Name and Position	Base Salary (a)1	Annual Incentive (paid in 2010) (b)2	Deferred Compensation under MDCP and MICP (c)3	Restricted Stock / Units Vesting (d)4	Performance Shares Vesting (e)5	Restricted Stock / Unit Dividends (f)6	Stock Options Vesting (g)7	Perquisite (h)8	Tax Gross- ups (i)9	Total
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

          8 Reflects the value of all perquisites provided during 2010. For a complete listing of the perquisites, see the “Executive Perquisites” section of the “Elements of Compensation” discussion of the CD&A on page 23. Perquisite details for each named executive officer are discussed in the Summary Compensation Table footnotes.

          9 Reflects the Company’s payment of the Medicare portion of the FICA tax on the non-qualified retirement accrual and the tax gross-up on the imputed income of that tax payment provided during 2010.

POTENTIAL PAYMENTS UPON TERMINATION
William D. Johnson, Chairman, President and Chief Executive Officer

	Voluntary Termination ($)	Early Retirement1 ($)	Involuntary Not for Cause Termination ($)	For Cause Termination ($)	Involuntary or Good Reason Termination (CIC)12 ($)	Disability ($)	Death ($)
Compensation
Base Salary—$990,0002	$0	$0	$2,960,100	$0	$5,712,500	$594,000	$0
Annual Incentive3	$0	$715,000	$0	$0	$841,500	$715,000	$715,000
Long-term Incentives:
Performance Shares (PSSP)4
2008 PSSP Grant	$0	$2,353,332	$0	$0	$2,353,332	$2,353,332	$2,353,332
2009 PSSP Grant	$0	$0	$0	$0	$2,692,674	$0	$1,795,116
2010 PSSP Grant	$0	$851,398	$0	$0	$2,554,194	$851,398	$851,398
Restricted Stock Units5
2007 RSU Grant	$0	$362,188	$0	$0	$429,235	$429,235	$429,235
2008 RSU Grant	$0	$304,925	$0	$0	$332,665	$332,665	$332,665
2009 RSU Grant	$0	$792,466	$0	$0	$1,156,351	$1,156,351	$1,156,351
2010 RSU Grant	$0	$450,322	$0	$0	$982,474	$0	$0
Restricted Stock6
2006 RS Grant	$0	$240,618	$0	$0	$240,618	$240,618	$240,618
Benefits and Perquisites
Incremental Nonqualified Pension7	$0	$0	$0	$0	$0	$0	$0
Deferred Compensation8	$849,703	$849,703	$849,703	$849,703	$849,703	$849,703	$849,703
Post-retirement Health Care9	$0	$0	$24,682	$0	$48,396	$0	$0
Executive AD&D Proceeds10	$0	$0	$0	$0	$0	$500,000	$500,000
280G Tax Gross-up11	$0	$0	$0	$0	$5,488,512	$0	$0
TOTAL	$849,703	$6,919,952	$3,834,485	$849,703	$23,682,154	$8,022,302	$9,223,418

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

          12 See “Management Change-in-Control Plan – Application of the CIC Plan and Other Compensation Related Consequences of the Proposed Merger with Duke Energy” on pages 22 through 23 above for a discussion regarding “involuntary” or “good reason” termination following the merger with Duke Energy.

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

          11 See “Management Change-in-Control Plan – Application of the CIC Plan and Other Compensation Related Consequences of the Proposed Merger with Duke Energy” on pages 22 through 23 above for a discussion regarding “involuntary” or “good reason” termination following the merger with Duke Energy.

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

          11 See “Management Change-in-Control Plan – Application of the CIC Plan and Other Compensation Related Consequences of the Proposed Merger with Duke Energy” on pages 22 through 23 above for a discussion regarding “involuntary” or “good reason” termination following the merger with Duke Energy.

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

       11 See “Management Change-in-Control Plan – Application of the CIC Plan and Other Compensation Related Consequences of the Proposed Merger with Duke Energy” on pages 22 through 23 above for a discussion regarding “involuntary” or “good reason” termination following the merger with Duke Energy.

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

       11 See “Management Change-in-Control Plan – Application of the CIC Plan and Other Compensation Related Consequences of the Proposed Merger with Duke Energy” on pages 22 through 23 above for a discussion regarding “involuntary” or “good reason” termination following the merger with Duke Energy.

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

	Non-Employee Director Stock Unit Plan		Non-Employee Director Deferred Compensation Plan
Name	Stock Units Outstanding as of Dec. 31, 2010 (see footnote 2 above)	Dividend Reinvestments and Unit Appreciation/ Depreciation in column ($) (g) (see footnote 3 above)	Stock Units Outstanding as of Dec. 31, 2010 (see footnote 3 above)	Dividend Reinvestments and Unit Appreciation/ Depreciation in column ($) (g) (see footnote 3 above)	Total (column (g))
John D. Baker II	1,555	$7,619	3,153	$12,962	$20,581
James E. Bostic, Jr.	10,462	$50,586	13,104	$62,110	$112,696
Harris E. DeLoach, Jr.	6,255	$30,290	12,698	$58,768	$89,058
James B. Hyler, Jr.	3,227	$15,684	1,849	$8,197	$23,881
Robert W. Jones	4,739	$22,978	9,560	$43,629	$66,607
W. Steven Jones	7,856	$38,013	14,195	$66,227	$104,240
Melquiades R. “Mel” Martinez	0	$0	633	$2,424	$2,424
E. Marie McKee	13,449	$64,994	31,151	$149,548	$214,542
John H. Mullin, III	13,968	$67,498	21,034	$100,746	$168,244
Charles W. Pryor, Jr.	4,739	$22,978	2,805	$12,809	$35,787
Carlos A. Saladrigas	11,502	$55,603	7,867	$37,228	$92,831
Theresa M. Stone	7,856	$38,013	11,098	$52,814	$90,827
Alfred C. Tollison, Jr.	6,255	$30,290	12,250	$56,654	$86,944

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

Compensation Committee Report

       The Compensation Committee Report called for by this item appears on page 28 of this Amendment.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     3. Exhibits Filed:

          See EXHIBIT INDEX.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESS ENERGY, INC.
Date: May 24, 2011	(Registrant)

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

Signature	Title	Date
/s/ William D. Johnson	Chairman	May 24, 2011
(William D. Johnson)

/s/ John D. Baker II	Director	May 24, 2011
(John D. Baker II)

/s/ James E. Bostic, Jr.	Director	May 24, 2011
(James E. Bostic, Jr.)

/s/ Harris E. DeLoach, Jr.	Director	May 24, 2011
(Harris E. DeLoach, Jr.)

/s/ James B. Hyler, Jr.	Director	May 24, 2011
(James B. Hyler, Jr.)

/s/ Robert W. Jones	Director	May 24, 2011
(Robert W. Jones)

/s/ W. Steven Jones	Director	May 24, 2011
(W. Steven Jones)

/s/ Melquiades R. Martinez	Director	May 24, 2011
(Melquiades R. Martinez)

/s/ E. Marie McKee	Director	May 24, 2011
(E. Marie McKee)

/s/ John H. Mullin, III	Director	May 24, 2011
(John H. Mullin, III)

/s/ Charles W. Pryor, Jr.	Director	May 24, 2011
(Charles W. Pryor, Jr.)

/s/ Carlos A. Saladrigas	Director	May 24, 2011
(Carlos A. Saladrigas)

/s/ Theresa M. Stone	Director	May 24, 2011
(Theresa M. Stone)

/s/ Alfred C. Tollison, Jr.	Director	May 24, 2011
(Alfred C. Tollison, Jr.)

Exhibit Index

Number	Exhibit
*2a(1)	Agreement and Plan of Merger, dated as of January 8, 2011, by and among Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K dated January 8, 2011, File No. 1-15929).
*3a(1)	Amended and Restated Articles of Incorporation of Progress Energy, Inc. (f/k/a CP&L Energy, Inc.), as amended and restated on June 15, 2000 (filed as Exhibit No. 3a(1) to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15929 and No. 1-3382).
*3a(2)	Amended and Restated Articles of Incorporation of Progress Energy, Inc. (f/k/a CP&L Energy, Inc.), as amended and restated on December 4, 2000 (filed as Exhibit 3b(1) to Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 28, 2002, File No. 1-15929).
*3a(3)	Amended Articles of Incorporation of Progress Energy, Inc., as amended on May 10, 2006 (filed as Exhibit 3.A to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, File No. 1-15929, 1-3382 and 1-3274).
*3b(1)	By-Laws of Progress Energy, Inc., as amended on May 10, 2006 (filed as Exhibit 3.B to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, File No. 1-15929, 1-3382 and 1-3274).
*4b(1)	Indenture, dated as of February 15, 2001, between Progress Energy, Inc. and Bank One Trust Company, N.A., as Trustee, with respect to Senior Notes (filed as Exhibit 4(a) to Form 8-K dated February 27, 2001, File No. 1-15929).
*4e(1)	Contingent Value Obligation Agreement, dated as of November 30, 2000, between CP&L Energy, Inc. and The Chase Manhattan Bank, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated December 12, 2000, File No. 1-3382).
*10b(1)	Progress Energy, Inc. $1,130,000,000 5-Year Revolving Credit Agreement dated as of May 3, 2006 (filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, File No. 1-15929, 1-3274 and 1-3382).
+*10c(1)	Progress Energy, Inc. Form of Stock Option Agreement (filed as Exhibit 4.4 to Form S-8 dated September 27, 2001, File No. 333-70332).
+*10c(2)	Progress Energy, Inc. Form of Stock Option Award (filed as Exhibit 4.5 to Form S-8 dated September 27, 2001, File No. 333-70332).
+*10c(3)	2002 Progress Energy, Inc. Equity Incentive Plan, Amended and Restated effective January 1, 2007 (filed as Exhibit 10c(5) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(4)	Amended and Restated Broad-Based Performance Share Sub-Plan, Exhibit B to the 2002 Progress Energy, Inc. Equity Incentive Plan, effective January 1, 2007 (filed as Exhibit 10c(6) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(5)	Amended and Restated Executive and Key Manager Performance Share Sub-Plan, Exhibit A to the 2002 Progress Energy, Inc. Equity Incentive Plan (effective January 1, 2007) (filed as Exhibit 10c(7) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(6)	Progress Energy, Inc. 2007 Equity Incentive Plan (filed as Exhibit C to Form DEF 14A, as filed with the SEC on March 30, 2007, File No. 1-15929).
+*10c(7)	Executive and Key Manager 2007 Performance Share Sub-Plan, Exhibit A to the 2007 Equity Incentive Plan, effective January 1, 2007 (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 16, 2007, File No. 1-15929, No. 1-3382 and No. 1-3274).
+*10c(8)	Amended and Restated Management Deferred Compensation Plan of Progress Energy, Inc., effective as of January 1, 2007 (filed as Exhibit 10c(9) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(9)	Amended and Restated Non-Employee Director Deferred Compensation Plan of Progress Energy, Inc., effective January 1, 2007 (filed as Exhibit 10c(11) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(10)	Amended and Restated Restoration Retirement Plan of Progress Energy, Inc., effective January 1, 2007 (filed as Exhibit 10c(12) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).

Number	Exhibit
+*10c(11)	Amended and Restated Non-Employee Director Stock Unit Plan of Progress Energy, Inc., effective January 1, 2007 (filed as Exhibit 10c(14) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(12)	Form of Progress Energy, Inc. Restricted Stock Agreement pursuant to the 2002 Progress Energy Inc. Equity Incentive Plan, as amended July 2002 (filed as Exhibit 10c(18) to Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005, File No. 1-3382 and 1-15929).
+*10c(13)	Form of Restricted Stock Unit Award Agreement as of March 20, 2007 (filed as Exhibit 10.1 to Current Report on Form 8-K dated March 26, 2007, File No. 1-15929, No. 1-3382 and No. 1-3274).
+*10c(14)	Form of Employment Agreement dated May 8, 2007 between (i) Progress Energy Service Company, LLC and Robert McGehee, John R. McArthur and Peter M. Scott III; (ii) PEC and Lloyd M. Yates, Fredrick N. Day IV, Paula M. Sims, William D. Johnson and Clayton S. Hinnant; and (iii) PEF and Jeffrey A. Corbett and Jeffrey J. Lyash (filed as Exhibit 10 to Quarterly Report on Form 10-Q for the period ended March 31, 2007, File No. 1-15929, No. 1-3382 and No. 1-3274).
+*10c(15)	Form of Employment Agreement between Progress Energy Service Company, LLC and Mark F. Mulhern dated September 18, 2007 (filed as Exhibit 10 to Quarterly Report on Form 10-Q for the period ended March 31, 2007, File No. 1-15929, No. 1-3382 and No. 1-3274).
+*10c(16)	Amendment, dated August 5, 2005, to Employment Agreement dated between Progress Energy Service Company, LLC and Peter M. Scott III (filed as Exhibit 10 to Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 1-15929, 1-3382 and 1-3274).
+*10c(17)	Selected Executives Supplemental Deferred Compensation Program Agreement, dated August, 1996, between CP&L and C.S. Hinnant (filed as Exhibit 10c(22) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(18)	Form of Executive Permanent Life Insurance Agreement (filed as Exhibit 10c(23) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(19)	Progress Energy, Inc. Management Change-in-Control Plan (Amended and Restated Effective January 1, 2008) (filed as Exhibit 10c(21) to Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 28, 2011, File No. 1-15929, 1-3382 and 1-3274).
+*10c(20)	Form of Executive and Key Manager 2008 Performance Share Sub-Plan (filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the period ended March 31, 2008, File No. 1-15929, 1-3382 and 1-3274).
+*10c(21)	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the period ended March 31, 2008, File No. 1-15929, 1-3382 and 1-3274).
+*10c(22)	Amended and Restated Supplemental Senior Executive Retirement Plan of Progress Energy, Inc., effective January 1, 2009 (filed as Exhibit 10(A) to Quarterly Report on Form 10-Q for the period ended March 31, 2009, File No. 1-15929, 1-3382 and 1-3274).
+*10c(23)	Executive and Key Manager 2009 Performance Share Sub-Plan (filed as Exhibit 10.1 to Current Report on Form 8-K dated March 17, 2009, File No. 1-15929).
+*10c(24)	Form of Progress Energy, Inc. Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to Current Report on Form 8-K dated March 17, 2009, File No. 1-15929).
+*10c(25)	Amended Management Incentive Compensation Plan of Progress Energy, Inc., as amended January 1, 2010 (filed as Exhibit 10.3 to Current Report on Form 8-K dated March 17, 2009, File No. 1-15929).
+*10c(26)	Progress Energy, Inc. 2009 Executive Incentive Plan, effective March 17, 2009 (filed as Exhibit D to Form DEF 14A, as filed with the SEC on March 31, 2009, File No. 1-15929).
+*10c(27)	Amended and Restated Management Incentive Compensation Plan of Progress Energy, Inc., effective September 1, 2010 (filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the period ended June 30, 2010, File No. 1-15929, 1-3382 and 1-3274).
+*10c(28)	Amended and Restated Management Deferred Compensation Plan of Progress Energy, Inc., effective September 1, 2010 (filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the period ended June 30, 2010, File No. 1-15929, 1-3382 and 1-3274).
+*10c(29)	Employment Agreement Term Sheet for William D. Johnson in connection with the Agreement and Plan of Merger, dated as of January 8, 2011, by and among Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc. (Exhibit C to the Agreement and Plan of Merger filed as Exhibit 2.1 to the Current Report on Form 8-K, dated January 8, 2011, File No. 1-15929).

Number	Exhibit
+*10c(30)	Form of Letter Agreement, dated January 8, 2011, executed by certain officers of Progress Energy, Inc., waiving certain rights under Progress Energy, Inc.’s Management Change-in-Control Plan and their employment agreements (filed as Exhibit 10.1 to the Current Report on Form 8-K dated January 8, 2011, File No. 1-15929).
*10d(1)	Precedent and Related Agreements among Florida Power Corporation d/b/a Progress Energy Florida, Inc. (“PEF”), Southern Natural Gas Company, Florida Gas Transmission Company (“FGT”), and BG LNG Services, LLC (“BG”), including:
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
*10d(2)	Engineering, Procurement and Construction Agreement, dated as of December 31, 2008, between Florida Power Corporation d/b/a/ Progress Energy Florida, Inc., as owner, and a consortium consisting of Westinghouse Electric Company LLC and Stone & Webster, Inc., as contractor, for a two-unit AP1000 Nuclear Power Plant (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 2, 2009). (The Registrants’ have requested confidential treatment for certain portions of this exhibit pursuant to an application for confidential treatment submitted to the SEC. These portions have been omitted from the above-referenced Current Report and submitted separately to the SEC.)
*12(a)	Computation of Ratio of Earnings to Fixed Charges (filed as Exhibit 12(a) to Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 28, 2011, File No. 1-15929, 1-3382 and 1-3274).
18	Preferability Letter of Deloitte & Touche LLP (filed as Exhibit 18 to Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 28, 2011, File No. 1-15929, 1-3382 and 1-3274).
*21	Subsidiaries of Progress Energy, Inc (filed as Exhibit 21 to Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 28, 2011, File No. 1-15929, 1-3382 and 1-3274).
23(a)	Consent of Deloitte & Touche LLP (filed as Exhibit 23(a) to Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 28, 2011, File No. 1-15929, 1-3382 and 1-3274).
31(a)	302 Certification of Chief Executive Officer
31(b)	302 Certification of Chief Financial Officer
*99.1	Policies and Procedures for the Review, Approval or Ratification of Related Person Transactions (filed as Exhibit 99.1 to Amendment No. 1 on Form 10-K/A to Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 17, 2011, File No. 1-15929).

*	Incorporated herein by reference as indicated.
+	Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.