Form 10-K/A
period 2011-12-31
PROGRESS ENERGY INC
filed 2012-03-30
CIK 1094093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

As of June 30, 2011, the aggregate market value of the voting and nonvoting common equity of Progress Energy held by nonaffiliates was $14,107,388,747.

As of March 28, 2012, the registrant had the following shares of common stock outstanding:

Description	Shares
Common Stock (Without Par Value)	295,954,515

EXPLANATORY NOTE FOR FORM 10-K/A

     Pursuant to General Instruction G to Form 10-K, this Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Progress Energy, Inc. for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012 (the “Original Filing”). Throughout this Amendment, we use the words “Progress Energy,” the “Company,” “we,” “us,” or “our” to refer to Progress Energy, Inc. (Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (“PEC”) and Florida Power Corporation d/b/a Progress Energy Florida, Inc. (“PEF”), which are noted below, are wholly owned subsidiaries of the Company.) We are filing this Amendment for the sole purpose of including the information required by Part III, Items 10-14 for Progress Energy that was not included in the Original Filing. In light of the Company’s pending merger with Duke Energy Corporation (“Duke Energy”) pursuant to a definitive merger agreement dated January 8, 2011, the Company’s 2012 Annual Meeting of Shareholders is scheduled to occur on August 8, 2012, contingent upon the merger with Duke Energy not closing before that date. As a result, the Company is amending the Original Filing to provide the disclosures required in Part III. The reference on the cover of the Original Filing to the incorporation by reference of PEC’s definitive proxy statement into Part III of the Original Filing remains unchanged.

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

     Except as described above, no other changes have been made to the Original Filing, and we have not modified or updated the other disclosures presented in the Original Filing, including, without limitation, the financial statements. In particular, no changes have been made to the Original Filing with respect to PEC or PEF, and this Form 10-K/A is not, and shall not be deemed to be an amendment of the Form 10-K filed by PEC and PEF as part of the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The matters discussed throughout this document that are not historical facts are forward looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

     Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following:

  our ability to obtain the approvals required to complete the proposed merger with Duke Energy and the impact of compliance with material restrictions or conditions potentially imposed by our regulators;

  the risk that the merger is terminated prior to completion and results in significant transaction costs to us;

  our ability to achieve the anticipated results and benefits of the merger;

  the impact of business uncertainties and contractual restrictions while the merger is pending;

  the scope of necessary repairs of the delamination of PEF’s Crystal River Unit No. 3 Nuclear Plant could prove more extensive than is currently identified, such repairs could prove not to be feasible, the costs of repair and/or replacement power could exceed our estimates and insurance coverage or may not be recoverable through the regulatory process;

  the impact of fluid and complex laws and regulations, including those relating to the environment and energy policy;

  our ability to recover eligible costs and earn an adequate return on investment through the regulatory process;

  the ability to successfully operate electric generating facilities and deliver electricity to customers;

  the impact on our facilities and businesses from a terrorist attack, cyber security threats and other catastrophic events;

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

     The names of the 14 members of the Board of Directors, along with their ages, principal occupations or employment for the past five years, directorships of public companies held during the past five years, and disclosures regarding the specific experience, qualifications, attributes or skills that led the Board to conclude that such individual should serve on the Board, are set forth below. Directors are elected for a term of one year expiring at the next annual meeting of shareholders and hold office until their respective successors are elected and qualified.

     JOHN D. BAKER II, age 63, is Executive Chairman of Patriot Transportation Holding, Inc., which is engaged in the transportation and real estate businesses, since October 2010. He served as President and Chief Executive Officer of Patriot Transportation Holding from February 2008 to October 2010. Mr. Baker was President and Chief Executive Officer of Florida Rock Industries, Inc., a producer of cement, aggregates, concrete and concrete products, from 1997 to 2007. As a lawyer and business executive with more than 35 years of experience in the construction materials and trucking industries, Mr. Baker brings to the Board business insight and expertise that are valuable to the Company as it undertakes the long-range investments and initiatives necessary to meet customers’ energy needs, control costs and comply with public policies in a complex and changing business environment. He has first-hand knowledge of the economic and business development issues facing companies in the State of Florida. Mr. Baker’s executive experience and service on the boards of other public companies have prepared him to respond to financial and operational challenges and have enhanced his ability to work effectively with other directors, understand board processes and functions, and oversee management. Mr. Baker has served as a director of the Company since 2009. He is a member of the Board’s Finance Committee and the Organization and Compensation Committee.

Other public directorships in past five years:
Patriot Transportation Holding, Inc. (1986 to present)
Wells Fargo & Company (January 2009 to present)
Texas Industries, Inc. (October 2010 to present)
Vulcan Materials Co. (November 2007 until February 2009)
Wachovia Bank, N.A. (2001 until December 2008)
Florida Rock Industries, Inc. (1979 until November 2007)

     JAMES E. BOSTIC, JR., age 64, has been Managing Director of HEP & Associates, a business consulting firm, and a partner of Coleman Lew & Associates, an executive search consulting firm, since 2006. He retired as Executive Vice President of Georgia-Pacific Corporation, a manufacturer and distributor of tissue, paper, packaging, building products, pulp and related chemicals, in 2006. During his 20 years at Georgia-Pacific, Mr. Bostic served in various senior positions, including service as Senior Vice President–Environmental, Government Affairs and Communications. Mr. Bostic’s business background and his expertise on environmental and regulatory issues are significant assets to the Company and the Board of Directors. That expertise will be particularly helpful as we continue to advocate for the creation of effective energy policies and regulations, and take action to reduce our greenhouse gas emissions through our balanced solution strategy of energy efficiency, renewable and alternative energy and a state-of-the-art power system. Additionally, as a result of his extensive service on the Board, Mr. Bostic has developed a keen understanding of how the Company operates, the key issues it faces, and the Company’s strategy for addressing those issues as it carries out its responsibilities to its shareholders and other stakeholders. Mr. Bostic has served as a director of the Company since 2002. He is a member of the Board’s Audit and Corporate Performance Committee and the Operations and Nuclear Oversight Committee.

     HARRIS E. DELOACH, JR., age 67, is Chairman and Chief Executive Officer of Sonoco Products Company, a manufacturer of paperboard and paper and plastic packaging products, since December 2010. He served as Chairman, President and Chief Executive Officer of Sonoco Products from April 2005 to December, 2010, and as President and Chief Executive Officer from July 2000 to April 2005. Mr. DeLoach joined Sonoco Products in 1986 and has served in various management positions during his tenure there. Prior to joining Sonoco, Mr. DeLoach was in private law practice and served as an outside counsel to Sonoco for 15 years. As a business leader in the State of South Carolina, Mr. DeLoach has first-hand knowledge of the economic and business development issues facing the communities we serve. Mr. DeLoach’s legal background and years of experience leading a global packaging company are valuable to the Company as it undertakes the long-range investments and initiatives necessary to meet customers’ energy needs, control costs and comply with public policies while creating long-term value in a challenging economy and changing business environment. Mr. DeLoach has served as a director of the Company since 2006. He is Chair of the Board’s Operations and Nuclear Oversight Committee and a member of the Executive Committee, the Corporate Governance Committee and the Organization and Compensation Committee.

Other public directorships in past five years:
Sonoco Products Company (1998 to present)
Goodrich Corporation (2001 to present)

     JAMES B. HYLER, JR., age 64, is Managing Director of Investors Management Corporation, a firm which invests in and acquires companies in various industries, since December 2011. He retired as Vice Chairman and Chief Operating Officer of First Citizens Bank in 2008, and served in these positions from 1994 until 2008. Mr. Hyler was President of First Citizens Bank from 1988 to 1994, and served as Chief Financial Officer of First Citizens Bank from 1980 to 1988. Prior to joining First Citizens Bank, Mr. Hyler was an auditor with Ernst & Young for 10 years. He has more than 40 years of experience in the financial services industry. Mr. Hyler’s knowledge and expertise in financial services and corporate finance provide him with the skills needed to assist the Board in its analysis and decision making regarding financial matters as our utilities continue to move forward with the long-range investments and initiatives necessary to optimize our balanced solution strategy for meeting growth in our customers’ energy needs, controlling costs and complying with public policies while creating long-term value in a challenging economy and changing business environment. Mr. Hyler has served as a director of the Company since 2008. He is a member of the Board’s Finance Committee and the Organization and Compensation Committee.

Other public directorships in past five years:
First Citizens BancShares (August 1988 until January 2008)

     WILLIAM D. JOHNSON, age 58, is Chairman, President and Chief Executive Officer of Progress Energy, since October 2007. Mr. Johnson is also Chairman of PEC and PEF. He has served as Chairman of the Company since July 2007. Mr. Johnson previously served as President and Chief Operating Officer of Progress Energy, from January 2005 to October 2007. In that role, Mr. Johnson oversaw the generation and delivery of electricity by PEC and PEF. Mr. Johnson has been with Progress Energy (formerly CP&L) in a number of roles since 1992, including Group President for Energy Delivery, President and Chief Executive Officer for Progress Energy Service Company, LLC and General Counsel and Corporate Secretary for Progress Energy. Before joining Progress Energy, Mr. Johnson was a partner with the Raleigh, N.C., law office of Hunton & Williams LLP, where he specialized in the representation of utilities. Mr. Johnson has served in a variety of senior management positions during his tenure with the Company. His background as a lawyer representing utilities, coupled with his years of hands-on experience at the Company, provides him with a unique perspective and a keen understanding of the opportunities and challenges facing the Company and our industry. Mr. Johnson’s breadth of knowledge and experience in addressing key operational, policy, legislative and strategic issues, and his proven leadership skills will be significant assets to the Company as it focuses on optimizing its balanced solution strategy for meeting our customers’ future energy needs in the face of a challenging economy, and a changing regulatory and legislative environment. Mr. Johnson is Chair of the Board’s Executive Committee.

     ROBERT W. JONES, age 61, is the sole owner of Turtle Rock Group, LLC, founded in May 2009. From 1974 until May 2009, Mr. Jones held various management positions at Morgan Stanley, a global provider of financial services to companies, governments and investors. He served as a Senior Advisor from 2006 until May 2009, and as Managing Director and Vice Chairman from 1997 until 2006. While at Morgan Stanley, Mr. Jones specialized in the utility industry for many years before being named Vice Chairman. Turtle Rock Group, LLC is a financial advisory consulting firm whose sole current client is Morgan Stanley. During his career, Mr. Jones has participated in many major international and domestic utility and project financing transactions, with a particular focus on strategic advisory and capital-raising assignments. He has testified before numerous state public utility commissions and has been a frequent speaker on regulatory and corporate governance issues. Mr. Jones’s expertise in financial services and his experience in the regulatory arena provide him with a unique perspective that will be beneficial to the Company as it undertakes the long-range investments and initiatives necessary to meet growth in its customers’ future energy needs and comply with public policies, while creating long-term value. Mr. Jones has served as a director of the Company since 2007. He is Chair of the Board’s Finance Committee and a member of the Executive Committee, the Corporate Governance Committee and the Organization and Compensation Committee.

     W. STEVEN JONES, age 60, is Dean (Emeritus) and Professor of Strategy and Organizational Behavior at the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill, since 2008. He served as Dean of the Kenan-Flagler Business School from August 2003 until August 2008. Prior to joining the Kenan-Flagler Business School in 2003, Mr. Jones had a 30-year career in business. That career included serving as Chief Executive Officer and Managing Director of Suncorp-Metway Ltd., which provides banking, insurance and investing services in Brisbane, Queensland, Australia. He also worked for ANZ, one of Australia’s four major banks, in various capacities for eight years. Mr. Jones has international experience in developing strategy, leading change and building organizational capability in a variety of industries. His expertise in the financial services arena continues to be beneficial as the Company undertakes the long-range investments and initiatives necessary to meet its customers’ future energy needs, control costs and comply with public policies, while creating long-term value. Mr. Jones has served as a director of the Company since 2005. He is a member of the Board’s Audit and Corporate Performance Committee and the Operations and Nuclear Oversight Committee.

Other public directorships in past five years:
Premiere Global Services, Inc. (2007 to present)
State Farm Mutual Automobile Insurance Co. (June 2010 to present)
Bank of America (April 2005 until April 2008)

     MELQUIADES R. “MEL” MARTINEZ, age 65, is a Managing Director of JPMorgan Chase & Co., since August 2010. Mr. Martinez has had a distinguished career in both the public and private sectors, most recently as partner in the law firm of DLA Piper in its Orlando, Florida office from September 2009 to July 2010 and as a United States Senator from Florida from 2005 to 2009. While serving in the U.S. Senate, he addressed multiple policy and legislative issues as a member of the following Senate committees: Armed Services; Banking, Housing & Urban Affairs; Foreign Relations; Energy and Natural Resources; Commerce; and Special Committee on Aging. Prior to his election, Mr. Martinez served as the Secretary of Housing and Urban Development from 2001 to 2004. His extensive legal, policy and legislative experience will be valuable to the Company as we continue to advocate for the creation of effective energy policies and regulations. Prior to representing the State of Florida in the U.S. Senate, Mr. Martinez served as Mayor of Orange County, Florida, and as a board member of the Orlando Utilities Commission. He also spent over 25 years in private legal practice, conducting numerous trials in state and federal courts throughout Florida. As a resident and former public servant of the State of Florida, Mr. Martinez brings to our Board a unique perspective and first-hand knowledge that continues to be beneficial as we address key regulatory issues in that state. Mr. Martinez’s diversified experience and background are significant assets to our Company’s Board. Mr. Martinez has served as a director of the Company since 2010. He is a member of the Operations and Nuclear Oversight Committee and the Organization and Compensation Committee.

Other public directorships in past five years:
Marriott Vacations Worldwide Corporation (November 2011 to present)

     E. MARIE MCKEE, age 61, is President of the Corning Museum of Glass, since 1998, and served as Senior Vice President of Corning Incorporated, a manufacturer of components for high-technology systems for consumer electronics, mobile emissions controls, telecommunications and life sciences, from 1996 to 2010. Ms. McKee has over 30 years of experience at Corning, where she held a variety of positions with increasing levels of responsibility. She initially served in various human resources manager positions including Human Resources Director for Corning’s Electronics Division, its Research & Development Division and its Centralized Engineering Division. While serving in these positions, Ms. McKee gained significant experience in designing and implementing human resources strategies, business processes and organizational change efforts. She then served in various management positions, including Division Vice President of Corporate Strategic Staffing, Vice President, Human Resources and Senior Vice President, Human Resources and Corporate Diversity Officer. Ms. McKee served as Chairman of Steuben Glass from 1998 until the company was sold in 2008. During her tenure on the Board, Ms. McKee’s business experience and perspective have proven valuable to the Company as it has addressed various operational and human resources issues. Ms. McKee’s depth of experience has provided her with a thorough knowledge of employment and compensation practices and strategies that enables her to assist the Organization and Compensation Committee and the Board in their analysis and decision making regarding executive compensation, succession planning, diversity and other matters. Her experience will continue to be beneficial to the Company as shareholders, regulators and legislators continue to focus on executive compensation and corporate governance issues. Ms. McKee has served as a director of the Company and its predecessors since 1999. She is Chair of the Board’s Organization and Compensation Committee and a member of the Executive Committee, the Corporate Governance Committee and the Operations and Nuclear Oversight Committee.

     JOHN H. MULLIN, III, age 70, is Chairman of Ridgeway Farm, LLC, a limited liability company engaged in farming and timber management, since 1989. He is a former Managing Director of Dillon, Read & Co., a former investment banking firm. Mr. Mullin was employed by Dillon Read for approximately 20 years. During that time, he worked with a diversified mix of clients and was involved in a variety of corporate assignments, including private and public offerings, and corporate restructurings. Since 1989, Mr. Mullin has managed the diversified businesses of Ridgeway Farm. He has served on the boards of a number of other major publicly traded companies, providing him with substantial experience in the areas of corporate strategy, oversight and governance. Mr. Mullin’s executive and board experience have enabled him to develop the skills needed to work effectively with other directors, understand board processes and functions, and oversee management. Additionally, as a result of his many years of service on the Board, Mr. Mullin has developed a keen understanding of the Company’s operations, the key issues it faces and the Company’s strategy for undertaking the long-range investments and initiatives necessary to address those issues while creating long-term value. He has effectively utilized his broad and extensive business experiences and knowledge of the Company to provide leadership to the Company’s Board as Lead Director. Mr. Mullin has served as a director of the Company and its predecessors since 1999. He is Chair of the Board’s Corporate Governance Committee and a member of the Executive Committee, the Finance Committee and the Organization and Compensation Committee.

Other public directorships in past five years:
Sonoco Products Company (2002 to present)
Hess Corporation (2007 to present)

     CHARLES W. PRYOR, JR., age 67, is Chairman of Urenco USA Inc. (formerly Urenco Investments, Inc.), a global provider of services and technology to the nuclear generation industry worldwide, since January 2007. He served as President and Chief Executive Officer of Urenco Investments, Inc. from 2004 to 2006. Mr. Pryor served as President and Chief Executive Officer of the Utilities Business Group of British Nuclear Fuels from 2002 to 2004. From 1997 to 2002, he served as President and Chief Executive Officer of Westinghouse Electric Co., a supplier of nuclear fuel, nuclear services and advanced nuclear plant designs to utilities operating nuclear power plants. Mr. Pryor’s former service as chief executive officer of a multi-billion dollar company provides him with experience that enables him to understand the financial statements and financial affairs of the Company. He has extensive experience in managing capital-intensive industries and skillfully addressing regulatory matters, strategic planning and corporate development. Mr. Pryor’s knowledge and experience in engineering, power generation, nuclear fuel and the utility industry will be tremendous assets to the Board in the years ahead as our Company executes its plan to improve the performance of its nuclear fleet and optimizes its balanced solution strategy for meeting growth in customer demand and complying with public policies, while creating long-term value. Mr. Pryor has served as a director of the Company since 2007. He is a member of the Board’s Audit and Corporate Performance Committee and the Operations and Nuclear Oversight Committee.

Other public directorships in past five years:
DTE Energy Co. (1999 to present)

     CARLOS A. SALADRIGAS, age 63, is Chairman and Chief Executive Officer of Regis HRG, which offers a full suite of outsourced human resources services to small and mid-sized businesses. He has served in these positions since July 2008. Mr. Saladrigas also serves as Chairman and Chief Executive Officer of Concordia Holdings, Inc., which specializes in managed behavioral health, since January 2011. He served as Vice Chairman, from 2007 to 2008, and Chairman, from 2002 to 2007, of Premier American Bank in Miami, Florida. In 2002, Mr. Saladrigas retired as Chief Executive Officer of ADP Total Source (previously the Vincam Group, Inc.), a Miami-based human resources outsourcing company that provides services to small and mid-sized businesses. Mr. Saladrigas has extensive expertise in both the human resources and financial services arenas. His accounting background provides him with an understanding of the principles used to prepare the Company’s financial statements and enables him to effectively analyze those financial statements. Mr. Saladrigas is a resident of Florida and is familiar with the economic policy issues facing that state. As a result of his years of service on the Board, Mr. Saladrigas has gained institutional knowledge about the Company and its operations. His unique perspective and business acumen will continue to be valuable assets to the Board as the Company executes its plans to optimize its balanced solution strategy for meeting growth in customer demand while controlling costs and complying with public policies in a challenging economy and a changing business environment. Mr. Saladrigas has served as a director of the Company since 2001. He is a member of the Board’s Audit and Corporate Performance Committee and the Finance Committee. Mr. Saladrigas is one of the Board’s two designated Audit Committee Financial Experts.

Other public directorships in past five years:
Advance Auto Parts, Inc. (2003 to present)

     THERESA M. STONE, age 67, retired as Senior Advisor to the President of the Massachusetts Institute of Technology Corporation (“M.I.T.”). She served in that position from October 2011 to January 31, 2012. Ms. Stone served as Executive Vice President and Treasurer of M.I.T. from February 2007 until October 2011. In her role as Executive Vice President and Treasurer, Ms. Stone was responsible for M.I.T.’s capital programs, facilities, human resources and information technology, and served as M.I.T.’s Chief Financial Officer and Treasurer. From November 2001 to March 2006, Ms. Stone served as Executive Vice President and Chief Financial Officer of Jefferson-Pilot Financial (now Lincoln Financial Group). Ms. Stone began her career as an investment banker, advising clients primarily in the financial services industry on financial and strategic matters and has held senior financial executive officer positions at various companies since that time. Ms. Stone’s knowledge and expertise in finance make her uniquely qualified to understand and effectively analyze the Company’s financial statements. Her depth of experience in finance and management provide her with the skills needed to assist the Board in its analysis and decision making regarding financial matters as the Company undertakes the long-range investments and initiatives necessary to optimize its balanced solution strategy for meeting its customers’ future energy needs while controlling costs and complying with public policies in a challenging economy and a changing business environment. Ms. Stone has served as a director of the Company since 2005. She is Chair of the Board’s Audit and Corporate Performance Committee and a member of the Executive Committee, the Finance Committee and the Corporate Governance Committee. Ms. Stone is one of the Board’s two designated Audit Committee Financial Experts.

     ALFRED C. TOLLISON, JR., age 69, retired as Chairman and Chief Executive Officer of the Institute of Nuclear Power Operations (“INPO”), a nuclear industry-sponsored nonprofit organization, in March 2006. He was employed by INPO from 1987 until March 2006. During his tenure there, Mr. Tollison’s responsibilities included industry and government relations, communications, information systems and administrative activities. He also served as the executive director of the National Academy for Nuclear Training. From 1970 until 1987, Mr. Tollison was employed by PEC, where he served in a variety of management positions, including plant general manager of the Brunswick Nuclear Plant and manager of nuclear training. His management experience as a chief executive officer of a large nonprofit entity in the energy industry, as well as his in-depth knowledge of that industry, enables him to bring a unique perspective to the Company’s Board. Mr. Tollison’s track record and expertise in promoting the safe and reliable operations of our nation’s nuclear generating plants will continue to be a significant asset to our Board as the Company executes its plan for improving the performance of its nuclear fleet and optimizes its balanced solution strategy for meeting the future energy needs of its customers safely, reliably and affordably. Mr. Tollison has served as a director of the Company since 2006. He is a member of the Board’s Audit and Corporate Performance Committee and the Operations and Nuclear Oversight Committee. Mr. Tollison also serves as the Nuclear Oversight Director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file reports of their holdings and transactions in our securities with the SEC and the New York Stock Exchange (the “NYSE”). Based on our records and other information, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers with respect to the Company’s 2011 fiscal year were met, except as follows: Jeffrey M. Stone inadvertently failed to file on a timely basis a Form 4 with respect to an ad hoc restricted stock unit award granted on April 4, 2011 under the Progress Energy 2007 Equity Incentive Plan. A Form 4 reporting the transaction was filed on April 12, 2011.

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

     Our Code of Ethics is posted on our Internet website and can be accessed at www.progress-energy.com/investor and is available in print at no cost to any shareholder upon written request.

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

Procedures for Shareholders to Recommend Director Nominees

     Please see “Future Shareholder Proposals” on page 12 for information regarding the procedures by which shareholders may recommend nominees to the Board of Directors.

Audit and Corporate Performance Committee

     The Audit and Corporate Performance Committee (the “Audit Committee”) is presently composed of the following six nonmanagement directors: Ms. Theresa M. Stone—Chair, and Messrs. James E. Bostic, Jr., W. Steven Jones, Charles W. Pryor, Jr., Carlos A. Saladrigas, and Alfred C. Tollison, Jr. All members of the committee are independent as that term is defined under the enhanced independence standards for audit committee members contained in the Securities Exchange Act of 1934 and the related rules, as amended, as incorporated into the listing standards of the NYSE. Mr. Saladrigas and Ms. Stone have been designated by the Board as the “Audit Committee Financial Experts,” as that term is defined in the SEC’s rules. The work of the Audit Committee includes oversight responsibilities relating to the integrity of our financial statements, compliance with legal and regulatory requirements, the qualifications and independence of our independent registered public accounting firm, performance of the internal audit function and of the independent registered public accounting firm, and the Corporate Ethics Program. The Audit Committee held eight meetings in 2011.

Future Shareholder Proposals

     Our 2012 Annual Meeting of Shareholders will be held on August 8, 2012, unless the merger with Duke Energy has been completed by that date, in which case no 2012 Annual Meeting of Shareholders will be held. Shareholder proposals submitted for inclusion in the proxy statement for our 2012 Annual Meeting must be received no later than May 1, 2012, at our principal executive offices, addressed to the attention of:

John R. McArthur
Executive Vice President, General Counsel and Corporate Secretary
Progress Energy, Inc.
P.O. Box 1551
Raleigh, North Carolina 27602-1551

     Upon receipt of any such proposal, we will determine whether or not to include such proposal in the proxy statement and proxy in accordance with regulations governing the solicitation of proxies.

     A Progress Energy shareholder who otherwise intends to present business at the 2012 Annual Meeting of Shareholders, or who wishes to nominate a candidate for director, must comply with our By-Laws. Our By-Laws require, among other things, that for nominations of persons for election to the board of directors or the proposal of business not included in the notice of meeting to be considered by the shareholders at an annual meeting, a shareholder must give timely written notice thereof. To be timely for the 2012 Annual Meeting of Shareholders, our Corporate Secretary must receive that notice not later than May 1, 2012, and the Corporate Secretary must receive notice of a shareholder's intention to present other business not later than May 1, 2012. The notice must contain and be accompanied by certain information as specified in our By-Laws. We reserve the right to reject, rule out of order or take other appropriate action with respect to any proposal that does not comply with these or other applicable requirements.

     Any shareholder desiring a copy of our By-Laws will be furnished one without charge upon written request to the Corporate Secretary. A copy of the By-Laws, as amended and restated on May 10, 2006, was filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and is available at the SEC’s website at www.sec.gov.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

EXECUTIVE SUMMARY

     We are an integrated electric utility primarily engaged in the regulated utility business. Our executive compensation philosophy is designed to provide competitive compensation consistent with key principles that we believe are critical to our long-term success. The Organization and Compensation Committee of the Company’s Board of Directors (in this Compensation Discussion and Analysis section, the “Committee”) took into account the affirmative shareholder advisory vote on executive compensation at the 2011 Annual Meeting. Because a vast majority (over 92%) of our shareholders approved the compensation described in the proxy statement for the 2011 Annual Meeting, the Committee did not implement changes to our compensation program as a result of the shareholder advisory vote.

     We are committed to providing an executive compensation program that supports the following goals and philosophies:

  Aligning our management team’s interests with shareholders’ expectations of long-term shareholder value, earnings per share growth and a competitive dividend yield;

  Effectively compensating our management team for actual performance over the short and long term;

  Rewarding operating performance results that are sustainable and consistent with safe, reliable and efficient electric service;

  Attracting, engaging and retaining an experienced and effective management team;

  Motivating and rewarding our management team to create shareholder value that is sustainable and consistent with prudent risk-taking and based on sound corporate governance practices; and

  Providing market competitive levels of target (i.e., opportunity) compensation.

     Highlights of the 2011 executive compensation program were:

  Our named executive officers’ (“NEOs”) target (i.e., opportunity) total compensation levels were approximately 24% below the 50th percentile of our benchmarking peer group as described below in the Benchmarking section.

  We continued to provide only minimal executive perquisites (only those prevalent in the marketplace and that are conducive to promoting our desired business outcomes) and no tax gross-ups were made on any perquisites.

  Payments under the Management Incentive Compensation Plan (“MICP”) and the Performance Share Sub-Plan (“PSSP”) were based on the achievement of multiple performance factors that we believe drive shareholder value.

  Based on management’s achievement of key strategic initiatives, the Committee made a number of decisions including:

  providing on average a 3% merit-based salary increase;

  awarding equity grants at target value;

  awarding ad hoc restricted stock unit (“RSU”) grants to each of the NEOs to, among other things, provide a long-term retention incentive for the pending merger with Duke Energy; and

  increasing our Chief Executive Officer’s annual incentive target opportunity from 85% to 100%.

     For 2011, the Company’s NEOs were:

  William D. Johnson, Chairman, President and Chief Executive Officer;

  Mark F. Mulhern, Senior Vice President and Chief Financial Officer;

  Jeffrey J. Lyash, Executive Vice President – Energy Supply;

  Lloyd M. Yates, President and Chief Executive Officer, Progress Energy Carolinas, Inc. (PEC); and

  John R. McArthur, Executive Vice President, General Counsel and Corporate Secretary.

I. COMPENSATION OVERVIEW

ASSESSMENT OF RISK

     Our Company is highly regulated at both the federal and state levels. Risks which are undertaken outside the normal course of business are carefully evaluated by senior management and our Board of Directors. We believe our compensation program for executive officers does not incentivize excessive risk taking for the following reasons:

  Our compensation program is evaluated annually by the Committee, with the assistance of its compensation consultant, for its effectiveness and consistency with the Company’s goals.

  Our incentive compensation practices do not reward the executive officers for meeting or exceeding volume or revenue targets.

  Our compensation program appropriately balances short- and long-term incentives with approximately 63% of total target compensation for the Chief Executive Officer and approximately 52% of total target compensation for the other NEOs provided in equity and focused on long-term performance.

  The PSSP rewards significant and sustainable performance over the longer term by focusing on three-year earnings per share growth and three-year relative total shareholder return.

  The MICP focuses on ongoing earnings per share and legal entity net income, as defined in the MICP, because we believe that these measures fundamentally drive shareholder value and the long-term health of the Company.

  The executive officers are subject to stock ownership guidelines independently set by the Committee to ensure long-term alignment with shareholders.

  Directors and employees, including the NEOs, are not permitted to enter into hedging transactions involving our stock.

  The Committee has discretion to adjust all incentive awards based on factors it deems appropriate, including the Company’s and the individual executive’s performance and how results are achieved.

     We have determined that the compensation program for executive officers who are in senior management positions does not encourage excessive risk taking for all the reasons stated above.

PROGRAM ADMINISTRATION

     Our executive compensation program was administered by the Committee comprised of seven independent directors (as defined under the NYSE Corporate Governance Rules). The Committee may form and delegate to subcommittees such power and authority as the Committee deems appropriate. Members of the Committee currently have not received compensation under any compensation program in which our executive officers participate. For a discussion of director compensation, see the “Director Compensation” section on page 57.

     The Committee’s charter authorizes the Committee to hire outside consultants. The Committee evaluates the performance of its compensation consultant annually to assess the consultant’s effectiveness in assisting the Committee with implementing the Company’s compensation program and principles. The Committee retained Meridian Compensation Partners, LLC (“Meridian”) as its independent executive compensation consultant to assist the Committee in meeting the Company’s compensation objectives. The Committee met regularly with its consultant in executive session to discuss matters independent of management. Under the terms of its engagement, in 2011 Meridian reported directly to the Committee. Meridian’s only professional service is executive compensation advisory services, which it provided to the Committee. Meridian provided no other services to the Committee or the Company.

     Members of management met periodically with the compensation consultant to ensure the consultant understands our business strategy. On an as-needed basis, our executive officers and other Company employees provided the consultant with information regarding our executive compensation and benefit plans and how we administer them. In addition, the executive officers ensured that the Committee received administrative support and assistance, and made recommendations to the Committee to ensure that compensation plans were aligned with our business strategy and met the principles described above. John R. McArthur, our Executive Vice President, served as management’s liaison to the Committee. William D. Johnson, our Chief Executive Officer, is responsible for conducting annual performance evaluations of the other executive officers and making recommendations to the Committee regarding those executives’ compensation. The independent directors of the Board conduct an annual performance evaluation of Mr. Johnson. The Committee discusses the results of the evaluation with Mr. Johnson and makes compensation decisions for him giving consideration to the evaluation results.

COMPETITIVE POSITIONING PHILOSOPHY

     The Committee’s philosophy is to target the midpoint (i.e., 50th percentile) of the marketplace in setting compensation levels. Also consistent with 50th percentile market practices, it is our philosophy to deliver a preponderance of total compensation to executives in the form of short- and long-term incentive compensation. The Committee believes this compensation philosophy balances the need for competitiveness in attracting, engaging and retaining top talent while being measured and cost effective. This philosophy is also aligned with our executive compensation objective of linking pay to performance. When we benchmark and set compensation for our executives against a peer group, we focus on “target” compensation. Target compensation is the value of a pay opportunity as of the beginning of the year. For short-term incentives, this means the value of that incentive opportunity based on the target percentage of salary if our performance objectives are achieved. For example, our Chief Executive Officer’s target annual incentive opportunity is 100% of salary. This means if we reach our targeted financial objectives for the year, a target incentive award would likely be paid. Correspondingly, if performance should fall short or rise above these goals, then the earned incentive award would typically be lesser or greater than targeted. In any event, target annual incentive opportunities are not a certainty but are a function of business results.

     For the performance shares, the ultimate value of any earned award is entirely a function of performance against the pre-established 3-year performance goals as well as the value of the underlying stock price. Also, for the RSUs the value of any earned award is a function of continued service and the value of the underlying stock price. The target value is not a certainty but only the value of the opportunity.

     What ultimately might be earned from either short- or long-term incentives is a function of performance and extended service. With respect to our variable pay programs, it is generally not the Company’s purpose to deliver comparable pay outcomes versus that of other companies because outcomes can differ by company based on their performance. Rather, our general compensation objective is to deliver comparable pay opportunities. Realized results will then be a significant function of performance and continued service. This is a common convention among companies; nonetheless, it is an important context to consider when reviewing the remainder of this CD&A where regular references to target award opportunities and/or grant date values for our compensation programs appear.

     Target total compensation opportunities are intended to approximate the 50th percentile of our peer group (as defined below) with flexibility to pay higher or lower amounts based on individual contribution, competition, retention, succession planning and the uniqueness and complexity of a position. To review overall compensation delivered, the Committee utilizes tally sheets that provide a summary of the elements of compensation for each senior executive. The tally sheets indicate compensation opportunities and actual pay earned.

     The compensation opportunities vary significantly from individual to individual based on the specific nature of the executive position. For example, our Chief Executive Officer is responsible for the overall performance of the Company and, as such, his position has a greater scope of responsibility than our other executive positions and is benchmarked accordingly. From a market perspective, the position of Chief Executive Officer receives a greater compensation opportunity than other executive positions. The Committee therefore sets our Chief Executive Officer’s compensation opportunity at a level that reflects the responsibilities of his position and the Committee’s expectations.

COMPETITIVE BENCHMARKING

     On an annual basis, the Committee’s compensation consultant provides the Committee with a written analysis comparing base salaries, target annual incentives and the grant date value of long-term incentives of our executive officers to compensation opportunities provided to executive officers of our peers. The comparative analysis is based on the 50th percentile (i.e., the median) values of the peer group. For 2011, the Committee approved the use of a peer group of 21 integrated utilities (the “Benchmarking Peer Group”). The Benchmarking Peer Group is comprised of utilities that have regulated and non-regulated business and was chosen based primarily on comparability of business, similarity in size, and likely competitors for talent. The 2010 median revenue of the Benchmarking Peer Group is $10.9 billion compared to the Company’s $10.2 billion. These companies would likely be companies with which we primarily compete for executive talent. The table below lists the companies in the Benchmarking Peer Group.

Benchmarking Peer Group
Allegheny Energy, Inc.[1]	Duke Energy Corporation	PG&E Corporation
Ameren Corporation	Edison International	Pinnacle West Capital Corporation
American Electric Power Co., Inc.	Entergy Corporation	PPL Corporation
CenterPoint Energy, Inc.	Exelon Corporation	SCANA Corporation
CMS Energy Corporation	FirstEnergy Corporation	Southern Company
Dominion Resources, Inc.	NextEra Energy, Inc.	TECO Energy, Inc.
DTE Energy Company	NiSource, Inc.	Xcel Energy, Inc.

     1 Allegheny Energy, Inc. merged with FirstEnergy Corporation on February 25, 2011.

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

SECTION 162(m) IMPACTS

     Section 162(m) of the Internal Revenue Code of 1986, as amended, limits (with certain exceptions) the amount a publicly held company may deduct each year for compensation over $1 million paid or accrued with respect to its chief executive officer and any of the other three most highly compensated officers (excluding the chief financial officer). Certain performance-based compensation is, however, specifically exempt from the deduction limit. To qualify as performance-based, compensation must be paid pursuant to a plan that is:

  administered by a committee of outside directors;

  based on achieving objective performance goals; and

  disclosed to and approved by the shareholders.

     The Committee considers the impact of Section 162(m) when designing executive compensation elements and attempts to minimize nondeductible compensation. The PSSP under the 2007 Equity Incentive Plan (the “Equity Incentive Plan”) approved by the Company’s shareholders in 2007 is designed to meet the deductibility requirements of Section 162(m) as performance-based pay. The Company also received shareholder approval of the Progress Energy 2009 Executive Incentive Plan (the “EIP”), an annual cash incentive plan for the Company’s NEOs, in 2009. The MICP and EIP were designed to work together to enable the Company to preserve the tax deductibility of incentive awards under Section 162(m) of the Internal Revenue Code, as amended, to the extent practicable. The sole purpose of the EIP is to preserve the tax deductibility of incentive awards that are qualified performance-based compensation.

STOCK OWNERSHIP GUIDELINES

     To align the interests of our executives with the interests of our shareholders, the Committee utilizes stock ownership guidelines for all executive officers. The guidelines are designed to ensure that our management maintains a significant financial stake in the Company’s long-term success. The guidelines require each senior executive to own a multiple of his or her base salary in the form of Company common stock within five years of assuming his or her position. The required levels of ownership are designed to reflect the level of responsibility that the executive positions entail and to be consistent with prevailing market practices.

     The Committee benchmarked both the position levels and the multiples of our guidelines against those of the Benchmarking Peer Group and general industry practices. The benchmarking for 2011 indicated that the Company’s guidelines were “at market” with respect to ownership levels, the types of equity that count toward ownership, and the timeframe for compliance. The stock ownership guidelines for our executive officer positions are shown in the table below:

Position Level	Stock Ownership Guidelines
Chief Executive Officer	5.0 times Base Salary
Chief Operating Officer	4.0 times Base Salary
Chief Financial Officer	3.0 times Base Salary
Presidents/Executive Vice Presidents/Senior Vice Presidents	3.0 times Base Salary

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

     Directors and employees, including the NEOs, are not permitted to enter into hedging transactions involving the Company’s stock.

     As of February 22, 2012, our NEOs exceeded the guidelines (see Management Ownership table on page 61 for specific details).

II. ELEMENTS OF COMPENSATION

     The table below summarizes the current elements of our executive compensation program.

Short- or
Long-Term
Element	Brief Description	Primary Purpose	Focus
Base Salary	Fixed compensation. Annual merit increases reward individual performance and growth in the position.	Basic element of compensation that pays for expertise and experience and is necessary to attract, engage and retain executives.	Short-term (annual)
Annual Incentive	Variable compensation based on achievement of annual performance goals.	Rewards operating performance results that are consistent with providing safe, reliable and efficient electric service.	Short-term (annual)
Long-Term Incentives — Performance Shares	Variable compensation based on achievement of long-term performance goals.	Align interests of shareholders and management and aid in attracting, engaging and retaining executives.	Long-term
Long-Term Incentives — Restricted Stock/ Restricted Stock Units	Variable compensation based on target levels. Service-based vesting.	Align interests of shareholders and management and essential in attracting, engaging and retaining executives.	Long-term
Supplemental Senior Executive Retirement Plan	Formula-based compensation, based on salary, annual incentives and eligible years of service.	Provides long-term retirement benefit influenced by service and performance. Aids in attracting, engaging and retaining executives.	Long-term
Management Change-In-Control Plan	Defines Company’s relationship with executives in the event of a change-in-control.	Aligns interests of shareholders and management and aids in (i) attracting executives; (ii) engaging and retaining executives during transition following a change-in-control; and (iii) focusing executives on maximizing value for shareholders.	Long-term
Employment Agreements	Define Company’s relationship with its executives and provide protection to each of the parties in the event of termination of employment.	Aid in attracting, engaging and retaining executives.	Long-term
Executive Perquisites	Personal benefits awarded outside of base pay and incentives.	Aid in attracting, engaging and retaining executives and allowing executives to focus their energies on Company priorities.	Short-term (annual)
Other Broad-Based Benefits	Employee benefits such as health and welfare benefits, 401(k) and pension plan.	Basic elements of compensation expected in the marketplace. Aid in attracting, engaging and retaining executives.	Both Short- and Long-term
Deferred Compensation	Provides executives with tax deferral options in addition to those available under our qualified plans.	Aids in attracting, engaging and retaining executives.	Long-term

     The table below shows the target awards of short-term and long-term incentives to each NEO for 2011. Target opportunities for incentives are expressed as a percentage of base salary. Additional elements of compensation are discussed further in this section.

		Short-Term	Long-Term Incentive
		(annual)	Targets		Total
Named Executive	Base Salary	Incentive	Performance	Restricted	Incentive
Officer	(as of 1/1/12)	Target[1]	Shares[2]	Stock Units	Target
William D. Johnson	$1,030,000	100%	233%	117%	450%
Mark F. Mulhern	$495,945	55%	117%	58%	230%
Jeffrey J. Lyash	$466,590	55%	117%	58%	230%
Lloyd M. Yates	$461,440	55%	117%	58%	230%
John R. McArthur	$502,640	55%	117%	58%	230%

     1 Annual incentive awards can range from 0%-200% of target percentages.

     2 Payout opportunities can range from 0%-200% of target percentages.

1. BASE SALARY

     The primary purpose of base salaries is to provide a basic element of compensation necessary to attract and retain executives. Base salary levels are established based on data from the Benchmarking Peer Group and in consideration of each executive officer’s skills, experience, responsibilities and performance. Market compensation levels that approximate the 50th percentile of the Benchmarking Peer Group are used to assist in establishing each executive’s job value (commonly called the “midpoint” at other companies). These job values serve as the market reference for determining base salaries.

     Each year, the compensation consultant provides the market values for our executive officer positions. Based, in part, on these market values and, in part, on the executives’ achievement of individual and Company goals, the Chief Executive Officer then recommends to the Committee base salary adjustments for our executive officers (excluding himself). The Committee reviews the proposed base salaries and adjusts them as it deems appropriate based on the executives’ achievement of individual and Company goals and market trends that result in changes to job values. The Committee approves them in the first quarter of each year. The Committee meets in executive session with the compensation consultant to review and establish the Chief Executive Officer’s base salary.

2. ANNUAL INCENTIVE

     The MICP is an annual cash incentive plan in which our executives, managers and supervisors participate. The Company includes managers and supervisors in the MICP to increase accountability for all levels of the Company’s management team and to better align compensation with management performance. Annual incentive opportunities are provided to executive officers to promote the achievement of annual performance objectives. MICP targets are based on a percentage of each executive’s base salary and are intended to offer target award opportunities that approximate the 50th percentile of the market for the Benchmarking Peer Group.

     Each year, the Committee establishes, based on the recommendations of the Chief Executive Officer, the threshold, target and outstanding levels for the performance measures applicable to the NEOs. The 2011 MICP performance measures were ongoing earnings per share (“Ongoing EPS”) and legal entity net income for PEC and PEF as shown in the table below:

2011 MICP Financial Performance Goals
(in millions except Ongoing EPS)	Threshold	Target	Outstanding
Progress Energy Ongoing EPS	$2.90	$3.10	$3.20
PEC Net Income	$568	$600	$616
PEF Net Income	$467	$493	$506

     The MICP’s performance targets are designed to align with our financial plan and are intended to appropriately motivate the executive officers to achieve the desired corporate financial objectives by focusing on legal entity net income results. The potential MICP funding for each performance measure is 50% at threshold, 100% at target and 200% at outstanding (maximum). Interpolation is applied when actual performance is between the identified levels. Each performance measure is assigned a weight based on the relative importance of that measure to the Company’s performance. During the year, updates are provided to the Committee on the Company’s performance as compared to the performance measures. For 2011, the NEOs’ performance measures under the MICP were weighted among Ongoing EPS and legal entity net income as follows:

		Performance Measures
		(Relative Percentage Weight)
		Company	PEC	PEF
Named Executive	Target	Ongoing	Net	Net
Officer	Opportunity	EPS	Income	Income
William D. Johnson	100%	100%	—	—
Mark F. Mulhern	55%	100%	—	—
Jeffrey J. Lyash	55%	35%	32.5%	32.5%
Lloyd M. Yates	55%	45%	55%	—
John R. McArthur	55%	100%	—	—

     The determination of the annual MICP award that each NEO receives has two steps: i) funding the MICP awards based on the performance as compared to the financial goals specified above; and ii) determining individual MICP awards.

     First, the Committee approves the total amount that will be made available to fund MICP awards to managers and executives, including the NEOs. To determine the total amount available to fund all MICP awards, we calculate an amount for each MICP participant by multiplying each participant’s base salary by a performance factor (based on the sum of a participant’s weighted target award achievements). The performance factor ranges between 0 and 200% of a participant’s target award, depending upon the results of each applicable performance measure. The sum of these amounts for all participants is the total amount of funds available to pay to all participants, including the NEOs.

     Second, the Chief Executive Officer recommends to the Committee an MICP award payment for executives (excluding himself) based on the executive’s target award opportunity, the degree to which the Company achieved certain goals, and the executive’s individual performance based on achieving individual goals and operating results. The Committee reviews the Chief Executive Officer’s recommendations and approves and/or makes adjustments as appropriate. The Chief Executive Officer’s MICP award payment is determined by the Committee based upon the Committee’s annual evaluation of his performance. The Committee may reduce but cannot increase the amount payable to a participant according to business factors determined by the Committee, including the performance measures under the MICP.

     As allowed by the MICP, the Committee uses discretion to adjust funding amounts up or down depending on factors that it deems appropriate, such as weather, storm costs, impairments, restructuring costs, and gains/losses on sales of assets. The Committee uses Ongoing EPS as defined and reported by the Company in its annual earnings release. See the reconciliation of Ongoing EPS to GAAP EPS attributable to controlling interests under the caption “Results of Operations” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2011, filed on February 29, 2012.

     Based on management’s recommendations, with respect to 2011, the Committee exercised discretion for the three performance measures: the Company’s Ongoing EPS, PEC net income, and PEF net income. The Committee approved adjusting the Company’s Ongoing EPS results upward by a net $0.11 to account for favorable weather, storm costs, regulatory costs and discretionary spending. The Committee approved adjusting PEC’s net income for favorable weather, storm costs, regulatory costs and discretionary spending for a net upward adjustment of $35 million. The Committee approved adjusting PEF’s net income for favorable weather, tax expense and the results of a litigation settlement for a net downward adjustment of $26 million.

3. LONG-TERM INCENTIVES

     The Equity Incentive Plan allows the Committee to make various types of long-term incentive awards to Equity Incentive Plan participants, including the NEOs. The awards are provided to the NEOs to align the interests of each executive with those of the Company’s shareholders. Long-term incentive awards are intended to offer target award opportunities that approximate the 50th percentile of the Benchmarking Peer Group. Currently, the Committee utilizes two types of equity-based incentives: RSUs and performance shares.

     The Committee has determined that to accomplish our compensation program’s purposes effectively, equity-based awards should consist of one-third RSUs and two-thirds performance shares. This allocation reflects the Committee’s strategy of utilizing long-term incentives to retain officers, align officers’ interests with those of the Company’s shareholders and drive specific financial performance.

     Performance shares are intended to focus executive officers on the multi-year sustained achievement of financial and shareholder value objectives. RSUs are intended to further align executives’ interests with shareholder interests while providing strong retention for the executive to remain with the Company long enough for the RSUs to vest.

     See the table on page 20 for the 2011 long-term incentive targets for the NEOs.

     After October 2004, we ceased granting stock options. All previously granted stock options remain valid in accordance with their terms and conditions.

Performance Shares

     The PSSP under the Equity Incentive Plan authorizes the Committee to issue performance shares to executives as selected by the Committee in its sole discretion. The value of a performance share is equal to the value of a share of the Company’s common stock, and earned performance share awards are paid in Company common stock. The performance period for a performance share is the three-consecutive-calendar-year period beginning in the year in which it is granted. Dividends or dividend equivalents are not paid on unvested performance shares. Rather, dividend equivalents accrue quarterly and are reinvested in additional shares that are only paid on earned performance shares at the end of each three-year performance cycle.

     To determine the number of performance shares granted at the beginning of each performance cycle, the Company divides the target award value by the closing stock price on the last trading day of the year prior to the beginning of the performance period. The performance shares must then be earned over the three-year performance cycle. The granting of performance shares does not provide the participant with any guarantee of actually receiving the awards.

     Notwithstanding the above calculation, the Committee may exercise discretion in determining the size of each performance share grant, with the maximum grant size at 125% of target. In 2011, the Committee did not exercise this discretion with respect to any grant to the NEOs.

2007 Performance Share Sub-Plan (the “2007 PSSP”)

     The 2007 PSSP provides for an adjusted measure of total shareholder return (referred to as “Total Business Return” or TBR) to be utilized as the sole measure for determining the amount of a performance share award upon vesting. TBR is computed assuming a constant price to earnings ratio, which was set at the beginning of each performance period. During a period when the Company was undergoing transformation of its underlying operating portfolio, this measure was intended to filter out external or market-based variations in the Company’s stock price and focus on internal restructuring. The performance measure also uses the Company’s publicly reported Ongoing EPS as the earnings component for determining performance share awards. The Committee chose this method as the sole performance measure to support its desire to better align the long-term incentives with the interests of the Company’s shareholders and to emphasize our focus on dividend and Ongoing EPS growth. TBR was used for the 2007 – 2009 and 2008 – 2010 performance share grants made under the 2007 PSSP. The performance measures for the 2008 – 2010 performance cycle are shown in the table below.

	Threshold	Target	Outstanding
2008 Total Business Return[1]	5%	8%	≥11%
2008 Percentage of Target Award Earned	25%	100%	200%

     1 Total shareholder return, adjusted to reflect a constant price to earnings ratio set at January 1 of the grant year and to reflect the Company’s Ongoing EPS for each year of the performance period.

     Additionally, the Committee retained the discretion to reduce the number of performance shares awarded if it determines that the payouts resulting from the TBR do not appropriately reflect the Company’s actual performance.

     In the first quarter of 2011, the Committee approved a payout of 100% of the target value for the 2008 – 2010 PSSP grants.

2009 Performance Share Sub-Plan (the “2009 PSSP”)

     The 2009 PSSP uses two equally weighted performance measures: relative total shareholder return (TSR) and earnings growth. TSR, unlike the previously discussed TBR, is based on the conventional metric of annual share price appreciation and dividends. By using a combination of relative TSR and ongoing earnings growth, the 2009 PSSP allows the Committee to consider the Company’s performance as compared to the PSSP Peer Group (as defined below), and management’s achievement of internal goals.

Relative TSR

     The relative TSR performance is calculated using the Company’s three-year annualized TSR ranked against the PSSP Peer Group. TSR is defined as the appreciation or depreciation in the value of the stock, plus dividends paid during the year, divided by the closing value of the stock on the last trading day of the preceding year. A 30-day opening/closing average stock value is used in determining the results to moderate the impact of wide swings in the stock value. The table below shows the percent of target awards that may be earned based on the Company’s relative TSR percentile ranking:

Performance and Award Structure (50%)
Percentile Ranking	Percent of Target Award Earned
80th	200%
50th	100%
40th	50%
<40th	0%

     However, regardless of the relative ranking, if the Company’s TSR is negative for the performance period, no award above the threshold can be earned.

     In making awards under the 2009 PSSP, the Committee used a group of highly regulated utilities with a business strategy similar to ours based on a percentage of regulated earnings (the “PSSP Peer Group”). These companies have a significant amount of their earnings generated from regulated assets. In addition, the PSSP Peer Group was selected based on other factors including revenues, market capitalization, and enterprise value. The PSSP Peer Group differs from the Benchmarking Peer Group the Committee uses for purposes of benchmarking compensation. The Benchmarking Peer Group is a broader group that represents those companies with which we primarily compete for executive talent and includes companies that are not regulated integrated utilities. The Committee believes that for purposes of our long-term incentive plan, it is more appropriate to use the PSSP Peer Group comprised of companies that derive a significant percentage of their earnings from regulated businesses. The table below lists the companies in the PSSP Peer Group.

PSSP Peer Group
Alliant Energy Corporation	NV Energy, Inc.	Southern Company
American Electric Power, Inc.	PG&E Corporation	Westar Energy, Inc.
Consolidated Edison, Inc.	Pinnacle West Capital Corporation	Wisconsin Energy Corp.
Duke Energy Corporation	Portland General Electric Company	Xcel Energy, Inc.
Great Plains Energy, Inc.	SCANA Corporation

Earnings Growth

     Earnings growth is based on the Company’s annual Ongoing EPS. Ongoing EPS is determined in accordance with the Company’s “Policy for Disclosure of Non-GAAP Measures.” See the reconciliation of Ongoing EPS to GAAP EPS attributable to controlling interests under the caption “Results of Operations” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2011, filed on February 29, 2012. The earnings growth component of the PSSP award is based on the Company’s earnings growth performance as measured against pre-established goals set at the beginning of the performance period. The Committee determined the earnings growth targets for the 2011 annual grant were appropriate in consideration of consistency with analysts’ expectations and the 2011 projected analysts’ consensus on earnings growth for the PSSP Peer Group. The table below shows the percent of target awards that may be earned based on the Company’s earnings growth performance:

	Performance and Award Structure (50%)
	Three-Year Average Ongoing			Percent of Target Award
Performance	EPS Growth			Earned
	2009-2011	2010-2012	2011-2013
Threshold	2%	1%	1%	50%
Target	4%	3%	2%	100%
Maximum	6%	5%	5%	200%

Restricted Stock Units

     The RSU component of the current long-term incentive program helps us retain executives and aligns the interests of management with those of our shareholders and management by rewarding executives for increasing and sustaining shareholder value. The Committee believes that the service-based nature of RSUs is essential in retaining an experienced and capable management team and is a common market practice.

     Executive officers typically receive a grant of service-based RSUs in the first quarter of each year, which is subject to a three-year graded vesting schedule. The size of each grant is based on the executive officer’s target award opportunity and is determined by using the closing stock price of the Company’s common stock on the last trading day of the year prior to the date of the award. The Committee establishes target levels based on the peer group information discussed under the caption “Competitive Positioning Philosophy” on page 15 above. The 2011 RSU targets for the NEOs are shown in the table on page 20 above. The granting of RSUs does not provide the participant with any guarantee of actually receiving the awards. Holders of RSUs receive quarterly cash dividend equivalents equal to the amount of any quarterly dividends paid on our common stock.

     To further accent the retention quality of the Equity Incentive Plan and to recognize the contribution of the officer team, including the NEOs, the Committee may also issue in its discretion service-based ad hoc grants of RSUs to executives. Ad hoc grants were awarded by the Committee during 2011 to each of our NEOs as described under the caption “2011 Compensation Decisions” on page 32 below.

4. SUPPLEMENTAL SENIOR EXECUTIVE RETIREMENT PLAN

     The Supplemental Senior Executive Retirement Plan (“SERP”) provides a supplemental, unfunded pension benefit for executive officers who have at least 10 years of service with at least three years of service on our Senior Management Committee (“SMC”), i.e., service as a Senior Vice President or above. The SERP is designed to provide pension benefits above those earned under our qualified pension plan. Current tax laws place various limits on the benefits payable under our qualified pension plan, including a limit on the amount of annual compensation that can be taken into account when applying the plan’s benefit formulas. Therefore, the retirement incomes provided to the NEOs by the qualified plans generally constitute a smaller percentage of final pay than is typically the case for other Company employees. To make up for this shortfall and to maintain the market-competitiveness of the Company’s executive retirement benefits, we maintain the SERP for members of the SMC, including the NEOs.

     The SERP defines covered compensation as annual base salary plus the annual cash incentive award. The qualified plans define covered compensation as base salary only. The Committee believes it is appropriate to include annual cash incentive awards in the definition of covered compensation for purposes of determining pension plan benefits for the NEOs to ensure that the NEOs can replace in retirement a portion of total compensation received during employment. This approach takes into account the fact that base pay alone comprises a relatively smaller percentage of a NEOs’ total compensation than of other Company employees’ total compensation.

     The Committee believes that the SERP is a valuable and effective tool for attraction and retention due to its significant benefit and vesting requirements. It is also a common tool among the Benchmarking Peer Group and utilities in general. Total years of service attributable to an eligible executive officer may consist of actual or deemed years. The Committee grants deemed years of service on a case-by-case basis depending upon our need to attract and retain a particular executive officer. All of our NEOs participate in the SERP and are fully vested in the SERP.

     Payments under the SERP are made in the form of an annuity, payable at age 65. The monthly SERP payment is calculated using a formula that equates to 4% per year of service (capped at 62%) multiplied by the average monthly eligible pay for the highest completed 36 months of eligible pay within the preceding 120-month period. Eligible pay includes base salary and annual incentive. (For those executives who became SERP participants on or after January 1, 2009, other than executives who were members of SMC on December 31, 2008, the target benefit percentage is 2.25% rather than 4% per year of service. None of the NEOs for 2011 are subject to the new benefit percentage.) Benefits under the SERP are fully offset by Social Security benefits and by benefits paid under our qualified pension plan. An executive officer who is age 55 or older with at least 15 years of service may elect to retire and commence his or her SERP benefit prior to age 65. The early retirement benefit will be reduced by 2.5% for each year the participant receives the benefit prior to reaching age 65.

     On March 16, 2011, the Board amended the SERP in two respects. The SERP was amended to provide that all service with the Company and its affiliates, including Duke Energy and its affiliates, after completion of the merger will be treated as service as a Senior Vice President or above for purposes of meeting the SERP’s eligibility requirements. Second, the SERP was amended to limit participation in the SERP to executives who were members of the SMC on January 8, 2011. On March 14, 2012, the SERP was further amended to clarify that for all members of the SMC on December 31, 2008, the target benefit percentage is 4%.

5. MANAGEMENT CHANGE-IN-CONTROL PLAN

     We sponsor a Management Change-In-Control Plan (the “CIC Plan”) for selected employees. The purpose of the CIC Plan is to:

  retain key management employees who are critical to the negotiation and subsequent success of any transition resulting from a change-in-control (“CIC”) of the Company;

  focus executives on maximizing shareholder value;

  ensure business continuity during a transition and thereby maintain the value of the acquired company;

  allow executives to focus on their jobs and not alternative future employment if they should be terminated; and

  retain key executives during a period of potentially protracted transition for the benefit of our shareholders and customers.

     Providing such protection to executive officers in general minimizes disruption during a pending or anticipated CIC. Under our CIC Plan, we generally define a CIC as occurring at the earliest of the following:

  the date any person or group becomes the beneficial owner of 25% or more of the combined voting power of our then outstanding securities; or

  the date a tender offer for the ownership of more than 50% of our then outstanding voting securities is consummated; or

  the date we consummate a merger, share exchange or consolidation with any other corporation or entity, regardless of whether we are the surviving company, unless our outstanding securities immediately prior to the transaction continue to represent more than 60% of the combined voting power of the outstanding voting securities of the surviving entity immediately after the transaction; or

  the date, when, as a result of a tender offer, exchange offer, proxy contest, merger, share exchange, consolidation, sale of assets or any combination of the foregoing, the directors serving as of the effective date of the change-in-control plan, or elected thereafter with the support of not less than 75% of those directors, cease to constitute at least two-thirds (⅔) of the members of the Board of Directors; or

  the date when our shareholders approve a plan of complete liquidation or winding-up or an agreement for the sale or disposition by us of all or substantially all of our assets; or

  the date of any other event that our Board of Directors determines should constitute a CIC.

     The Committee has the sole authority and discretion to designate employees and/or positions for participation in the CIC Plan. Consistent with the level of responsibility inherent in their roles and consistent with market practice, the Committee has designated certain positions, including all of the NEO positions, for participation in the CIC Plan. The benefits provided under the CIC Plan do not duplicate the employment agreement severance benefits in the case of CIC Plan participants. Participants are not eligible to receive any of the CIC Plan’s benefits absent both a CIC of the Company and an involuntary termination of the participant’s employment without cause, including voluntary termination for good reason. Good reason termination includes changes in employment circumstances such as a:

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

The following table sets forth the key provisions of the CIC Plan benefits as it relates to our NEOs:

	Tier I	Tier II
Eligible Positions	Chief Executive Officer, Chief Operating Officer, Presidents and Executive Vice Presidents	Senior Vice Presidents
Cash Severance	300% of base salary and annual incentive[1]	200% of base salary and annual incentive[1]
Health & Welfare Coverage Period	Coverage up to 36 months	Coverage up to 24 months
Gross-ups	Full gross-up of excise tax	Conditional gross-up of excise tax

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

     The CIC Plan also permits the Board to establish a nonqualified trust to protect the benefits of the impacted participants. This type of trust generally is established and funded to protect nonqualified and/or deferred compensation against various risks such as a CIC or a management change-of-heart. Any such trust the Board establishes would be irrevocable and inaccessible to future or current management. In July, 2011, the CIC Plan was amended to eliminate the Board’s right to establish such a trust in the event of a merger with Duke Energy.

Application of the CIC Plan and Other Compensation Related Consequences of the Proposed Merger with Duke Energy

     On January 8, 2011, Duke Energy and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, if the merger is consummated, the Company will become a wholly owned subsidiary of Duke Energy and shareholders of the Company will receive shares of Duke Energy common stock. Consummation of the merger is subject to customary conditions, including among other things, regulatory approval. The shareholders of Duke Energy and the Company approved the proposed merger in August, 2011.

     Our NEOs will not receive additional compensation or benefits under their employment agreements or the CIC Plan solely on account of the consummation of the merger with Duke Energy. However, subject to the limitations described below, if an NEO is terminated without “cause” or resigns with “good reason” within twenty-four months after consummation of the merger, they will be entitled to severance benefits under the CIC Plan as set forth in the “Involuntary or Good Reason Termination (CIC)” column of the tables captioned “Potential Payments Upon Termination,” on pages 47 through 56 below. The eligibility of certain NEOs to receive the CIC Plan benefits is limited by the following:

  Each of our NEOs are expected to assume new positions with Duke Energy effective upon consummation of the merger. Thus, we do not expect that these executives’ employment will be terminated in connection with consummation of the merger.

  In connection with the execution of the Merger Agreement, Duke Energy and Mr. Johnson executed a term sheet pursuant to which the parties agreed to enter into an employment agreement upon consummation of the merger. Pursuant to the term sheet, Mr. Johnson has waived his right to resign with “good reason,” and receive CIC Plan benefits or to assert a “constructive termination” under his existing employment agreement, on account of (i) his required relocation to Charlotte, North Carolina, (ii) any changes to his positions, duties and responsibilities in connection with his acceptance of the new position with Duke Energy, or (iii) any changes to his total incentive compensation opportunity following the merger with Duke Energy. In addition, Mr. Johnson’s term sheet specifies that if he is involuntarily terminated without “cause” or resigns for “good reason” on or prior to the second anniversary of the completion of the merger, he will not receive a tax gross-up for the parachute payment excise tax under Sections 280G and 4999 of the Internal Revenue Code. In addition to the waivers described above, Mr. Johnson’s term sheet also specifies that if he is involuntarily terminated without “cause” or resigns for “good reason” following the second anniversary of, but prior to the third anniversary of, the consummation of the merger, he will be entitled to the severance benefits provided under his current employment agreement. If the merger with Duke Energy is not completed, the waivers described in this paragraph will not take effect.

  Also in connection with the execution of the Merger Agreement, each of Messrs. Yates, Lyash, McArthur and Mulhern entered into a letter agreement with the Company waiving certain rights of such executive officer under the CIC Plan and such executive officer’s employment agreement. Messrs. Yates, Lyash, McArthur and Mulhern have each waived the right to resign with “good reason,” and receive the CIC Plan benefits or to assert a “constructive termination” under his employment agreement, on account of (i) a required relocation to Charlotte, North Carolina, (ii) a change in his position, duties or responsibilities in connection with his acceptance of the new position with Duke Energy or (iii) a reduction in his total incentive compensation opportunity by virtue of his participation in Duke Energy’s incentive compensation plans (provided that his target incentive compensation opportunity is substantially similar to that of similarly situated Duke Energy executives). Thus, Messrs. Yates, Lyash, McArthur and Mulhern cannot claim entitlement to CIC Plan benefits or severance under their employment agreements upon a resignation following the merger for any of these reasons. The letter agreements will be terminated in the event that the Merger Agreement is terminated prior to the merger with Duke Energy being consummated.

     Upon consummation of the merger, outstanding options to purchase shares of the Company’s common stock and outstanding awards of restricted stock, RSUs, phantom shares and performance shares will be converted into equity or equity-based awards in respect of a number of shares of Duke Energy common stock equal to the number of shares of Company common stock represented by such award multiplied by the exchange ratio under the Merger Agreement and will remain subject to the same vesting requirements as were applicable to such awards prior to consummation of the merger with Duke Energy. In other words, the vesting of options and other equity awards held by our NEOs will not be accelerated on account of the completion of the merger. The outstanding annual incentive awards of our NEOs also will remain subject to their original vesting requirements and will remain subject to performance criteria. The compensation committee of the Duke Energy board of directors will adjust the original performance criteria for outstanding performance shares and annual incentive awards as it determines is appropriate and equitable to reflect the merger, the Company’s performance prior to completion of the merger and the performance criteria of awards made to similarly situated Duke Energy employees.

     Notwithstanding the provisions of the CIC Plan, the SERP, the MICP, the PSSP, and the Management Deferral Compensation Plan (the “MDCP”) providing for the funding of a nonqualified trust to protect the benefits of the impacted participants, the terms of the Merger Agreement prohibit the funding of any such trust and stipulate that all applicable plans must be amended prior to the consummation of the merger to eliminate any funding requirement. Each of these plans was amended on July 12, 2011, to eliminate any requirement to establish or fund a nonqualified trust in connection with a merger with Duke Energy.

6. EMPLOYMENT AGREEMENTS

     Each NEO has an employment agreement that documents the Company’s relationship with that executive. We provide these agreements to the executives as a means of attracting and retaining them. Each agreement has a term of three years. When an agreement’s remaining term diminishes to two years, the agreement automatically adds another year to the term, unless we give a 60-day advance notice that we do not want to extend the agreement. If an NEO is terminated without cause during the term of the agreement, he is entitled to severance payments equal to his base salary times 2.99, as well as up to 18 months of COBRA reimbursement. A description of each NEOs’ employment agreement is discussed under the “Employment Agreement” section of the “Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table” on page 40.

     In anticipation of the closing of the proposed merger with Duke Energy and the transition to Duke Energy’s employment practices for executives, in October, 2011, the Company notified its NEOs that it would not renew their employment agreements upon expiration of the current terms.

7. EXECUTIVE PERQUISITES

     We provide limited perquisites and other benefits to our executives. Amounts attributable to perquisites are disclosed in the “All Other Compensation” column of the Summary Compensation Table on page 36.

     The Committee has determined that the current perquisites are appropriate and consistent with market practices. The perquisites available to the NEOs during 2011 include:

Perquisites for 2011	Description
Personal Travel on Corporate Aircraft and “Business-Related” Spousal Travel[1]	Personal and spousal travel on corporate aircraft is permitted under very limited circumstances.
Financial and Estate Planning	An annual allowance of up to $16,500 for the purpose of purchasing financial and estate planning counseling and services and preparation of personal tax return.
Luncheon and Health Club Dues	Membership in an approved luncheon club and membership in a health club of executive officer’s choice.
Executive Physical	Reimbursement of up to $2,500 for an extensive physical at a clinic specializing in executive physicals, every other year.
Internet and Telecom Service[2]	Monthly fees for Internet and telecom access.
Home Security	An installed home security system and payment of monitoring fees.
Accidental Death and Dismemberment Insurance	$500,000 of AD&D insurance for each executive officer.

     1 Personal travel on the Company’s aircraft in the event of a family emergency or similar situation is permitted with the approval of the Chief Executive Officer. Executives’ spouses may also travel on the Company’s aircraft to accompany the executives to “business-related” events that executives’ spouses are requested to attend. For 2011, the NEOs whose perquisites included spousal travel on corporate aircraft for business purposes were Messrs. Johnson, Lyash and Yates.

     2 Including home use of Company-owned computer.

     The Committee believes that the perquisites we provide to our executives are reasonable, competitive and consistent with our overall executive compensation program in that they help us attract and retain skilled and qualified executives. We believe that these benefits generally allow our executives to work more efficiently and, in the case of the tax and financial planning services, help them to optimize the value received from all of the compensation and benefits programs offered. The costs of these benefits constitute only a small percentage of each NEOs’ total compensation.

8. OTHER BROAD-BASED BENEFITS

     The NEOs receive our general corporate benefits provided to all of our regular, full-time, nonbargaining employees. These broad-based benefits include the following:

  participation in our 401(k) Plan (including a limited Company match of up to 6% of eligible compensation);

  participation in our funded, tax-qualified, noncontributory defined-benefit pension plan, which uses a cash balance formula to accrue benefits; and

  general health and welfare benefits such as medical, dental, vision and life insurance, as well as long-term disability coverage.

9. DEFERRED COMPENSATION

     We sponsor the MDCP, an unfunded, deferred compensation arrangement. The plan is designed to provide executives with tax deferral options, in addition to those available under the existing qualified plans. An executive may elect to defer, on a pre-tax basis, payment of up to 50% of his or her salary for a minimum of five years or until his or her date of retirement. As a make-up for the 401(k) statutory compensation limits, executives receive deferred compensation credits of 6% of their base salary over the Internal Revenue Code statutory compensation limit on 401(k) retirement plans. The Committee views the matching feature as a restoration benefit designed to restore the matching contribution the executive would have received under the 401(k) retirement plan in the absence of the Internal Revenue Service compensation limits. Each executive may allocate his or her deferred compensation among available deemed investment funds that mirror those options available under the Company’s 401(k) plan. Executives may elect to receive distributions, either in a lump sum or installments of 2 to 10 years, on (1) the April 1 following the date that is 5 years from the last day of the plan year in which the deferral was made; or (2) upon separation from employment.

     Executives can elect to defer up to 100% of their MICP and/or performance share awards. The deferral option is provided as an additional benefit to executive officers to provide flexibility in the receipt of compensation. Deferred awards may be allocated among deemed investment options that mirror the Company’s 401(k) Plan. Effective September 1, 2010, the NEOs cannot allocate deferred awards to the deemed Company stock investment fund. In anticipation of the merger with Duke Energy, the MICP was amended to eliminate the deferral option for awards earned in 2012. Executives may elect to receive distributions any date that is 5 years subsequent to when the award would otherwise be payable or any date that is within 2 years of the executive’s retirement date. Executives will receive a distribution upon separation of employment other than by reason of death or retirement.

III. 2011 COMPENSATION DECISIONS

Chief Executive Officer Compensation

     William D. Johnson

     In March 2011, the Committee considered Mr. Johnson’s salary against the salaries of the chief executive officers in the Benchmarking Peer Group and the Company’s performance. Based on these factors, the Committee approved a salary of $1,030,000, representing a 4% increase to his 2010 salary of $990,000. Mr. Johnson’s current target total base compensation is approximately 11% below the 50th percentile of the Benchmarking Peer Group. It is the Committee’s intention to increase Mr. Johnson’s salary over time to a level that is at the 50th percentile of the Benchmarking Peer Group. For 2011, the Committee set Mr. Johnson’s MICP target award at 100% of base salary to move his target closer to the market median of 104%. His MICP target award opportunity in 2010 was 85%. The payout of the 2011 MICP award was based on the extent to which Mr. Johnson achieved his performance goals, which were focused on the following general areas for the Company’s success:

  Excelling in the fundamentals of safety, operational excellence and customer satisfaction;

  Managing revenue, expenses and capital to achieve financial objectives;

  Promoting public, regulatory and political support;

  Ensuring effective regulatory compliance;

  Improving nuclear fleet performance by leveraging enterprise capability to strengthen plant operations, outage execution and continuous improvement;

  Accelerating continuous business excellence to improve efficiency and service while achieving sustainable savings and effective workforce plans;

  Optimizing the balanced solution strategy of investments and initiatives that meet customer needs and public policies while creating long-term value; and

  Achieving effective integration planning and timely merger approvals for the proposed merger with Duke Energy to position the combined company for success.

     In recognition of his accomplishments in 2011, the Committee awarded Mr. Johnson an MICP award of $1,223,000, which is equal to 120% of Mr. Johnson’s target award opportunity. The Committee considered, among other things, Mr. Johnson’s leadership in the Company’s achieving a record low in the OSHA recordable injury rate and lost days due to injury; achieving strong financial performance; managing capital projects within budget; improving the overall reliability and financial performance of the nuclear fleet; receiving positive customer feedback for system stability in the face of sustained summer heat and for the storm restoration efforts after Hurricane Irene; improving efficiency while achieving sustainable savings and effective workforce plans through the Continuous Business Excellence initiative; and positioning the Company for a successful merger with Duke Energy to create long-term benefits for shareholders and customers.

     With respect to his long-term incentive compensation during 2011, Mr. Johnson was granted 26,640 RSUs and 53,052 performance shares in accordance with his pre-established targets of 117% and 233%, respectively, of his base salary. The performance shares are earned based on performance over the three years ending December 31, 2013. Additionally, 54,124 shares of the 2008 annual grant vested in 2011 and were paid out at 100% of target. The Committee also awarded Mr. Johnson an ad hoc grant of 10,000 RSUs that vest in 2014. The purpose of this grant was to address shortfalls in compensation compared to the Company’s Benchmarking Peer Group. The total year-over year compensation to Mr. Johnson for 2011, as compared to 2010, as noted in the “Summary Compensation Table” on page 36, increased by 52.8%, largely due to an increase in his accrued pension benefits.

Chief Financial Officer Compensation

     Mark F. Mulhern

     In March 2011, Mr. Johnson recommended the Committee approve a merit and market-based adjustment to Mr. Mulhern’s base salary supported by market data prepared by the Committee’s independent compensation consultant. The Committee approved a base salary of $495,945 for Mr. Mulhern, representing a 3% merit increase and 7.2% market-based adjustment increase to his previous salary of $450,000. The new base salary was set at 9% below the 50th percentile of the Benchmarking Peer Group. Mr. Mulhern’s base salary was established at this level to more closely align with the market. It is the Committee’s intention to increase Mr. Mulhern’s salary over time to a level that is at the 50th percentile of the Benchmarking Peer Group.

     For 2011, Mr. Mulhern’s MICP target award was set at 55% of his base salary. This target award is the same target Mr. Mulhern had in 2009 after he assumed the Chief Financial Officer position and represents a target award opportunity that is below the 50th percentile of the market. Mr. Mulhern’s performance goals for 2011 focused on the following general areas for the Company’s success:

  Achieving financial objectives;

  Integrating long-range planning and targeted nuclear project management improvement support;

  Continuing focus on capital discipline and timely identification of risk areas; and

  Achieving effective integration planning and required approvals for the proposed merger with Duke Energy to position the combined company for success.

     In recognition of the achievements he accomplished in 2011 and on Mr. Johnson’s recommendation, the Committee awarded Mr. Mulhern an MICP award of $250,000, which is equal to 94% of Mr. Mulhern’s target award. The Committee considered, among other things, Mr. Mulhern’s significant role in the Company’s achievement of a 36% total shareholder return representing a first place ranking position in the Company’s Benchmarking Peer Group; the execution of a tender offer to repurchase the Company’s outstanding contingent value obligations issued in 2000; developing common baseline numbers to provide a foundation for tracking synergies associated with the proposed merger with Duke Energy; and negotiating a sublease of a building utilized by the Company as one of its headquarters facilities that will mitigate a substantial liability after the proposed merger with Duke Energy.

     With respect to his long-term incentive compensation, in 2011, Mr. Mulhern was granted 6,003 RSUs and 12,109 performance shares in accordance with his pre-established targets of 58% and 117%, respectively, of base salary. The performance shares are earned based on performance over the three years ending December 31, 2013. Additionally, 6,814 shares of the 2008 annual grant vested in 2011 and were paid out at 100% of target. On Mr. Johnson’s recommendation, the Committee also awarded Mr. Mulhern an ad hoc grant of 4,000 RSUs that vest in 2014. The purpose of this grant was to address shortfalls in compensation compared to the Company’s Benchmarking Peer Group and to provide a retention incentive for the pending merger with Duke Energy. Mr. Mulhern’s total compensation in 2011 increased by 39.9% from the amount of total compensation he received in 2010, largely due to an increase in his accrued pension benefits.

Compensation of Other Named Executive Officers

     For 2011, Mr. Johnson recommended and the Committee approved merit-based adjustments to the base salaries for Messrs. Yates, Lyash and McArthur. These increases to base salaries were supported by market data prepared by the Committee’s independent compensation consultant. Mr. Yates’ base salary was adjusted to $461,440, representing a 3% increase to his previous salary of $448,000. Mr. McArthur’s base salary was adjusted to $502,640, representing a 3% increase to his previous salary of $488,000. Mr. Lyash’s base salary was adjusted to $466,590, representing a 3% increase to his previous salary of $453,000.

     On Mr. Johnson’s recommendation, the Committee awarded Messrs. Yates, Lyash and McArthur 2011 MICP awards as described in the table below.

Named Executive Officer	2011 MICP Award	Percent of Target	Explanation of Award
Lloyd M. Yates	$220,000	87%

Mr. Yates played a significant role in managing PEC’s operations and maintenance (“O&M) expenses that were impacted by higher nuclear maintenance costs to improve the Robinson Nuclear Plant performance and by storm restoration costs; successfully completing the Company’s first audit of the North American Electric Reliability Corporation’s cyber security standards by the SERC Reliability Corporation; and completing the new combined cycle plant at the Sherwood H. Smith, Jr. Energy Complex on time and under budget.

Jeffrey J. Lyash	$220,000	86%

Mr. Lyash played a significant role in improving the overall reliability and financial performance of the nuclear fleet; implementing the Company’s balanced solution strategy through the effective shutdown of the Weatherspoon Coal Plant and the start-up of a combined cycle plant; and managing the Energy Supply organization’s O&M expenses below budget.

John R. McArthur	$305,000	111%

Mr. McArthur played a significant role in negotiating a favorable regulatory settlement in Florida to increase base rates through 2016, ensure cost recovery of expenditures associated with the proposed Levy Nuclear Plant, and resolve substantial portions of the prudence case for the Crystal River 3 Nuclear Plant; promoting reasonable environmental regulation with adequate compliance timeframes; and substantially achieving favorable regulatory approvals for the proposed merger of the Company with Duke Energy.

     With respect to long-term compensation, in 2011 each of the other NEOs received annual grants of RSUs and performance shares in accordance with their pre-established targets. The table below describes those grants.

Named Executive Officer	Restricted Stock Units Vesting in 1/3 Increments in 2012, 2013 and 2014	Performance Shares Vesting in 2014	Ad Hoc Restricted Stock Units Vesting in 2014
Lloyd M. Yates	5,976	12,055	4,000
Jeffrey J. Lyash	6,043	12,190	4,000
John R. McArthur	6,510	13,132	4,000

     Mr. Yates’ total compensation as shown in the “Summary Compensation Table” on page 36 increased 35.6% from the amount of total compensation he received in 2010, largely due to an increase in his accrued pension benefits.

     Mr. Lyash’s total compensation as shown in the “Summary Compensation Table” on page 36 increased 36.2% from the amount of total compensation he received in 2010, largely due to an increase in his accrued pension benefits.

     Mr. McArthur’s total compensation as shown in the “Summary Compensation Table” on page 36 increased 23.4% from the amount of total compensation he received in 2010, largely due to an increase in his stock awards.

IV. COMPENSATION COMMITTEE REPORT

     The Committee has reviewed and discussed this CD&A with management as required by Item 407(e)(5) of Regulation S-K. Based on such review and discussions, the Committee recommended to the Company’s Board of Directors that the CD&A be included in this document.

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

SUMMARY COMPENSATION TABLE

     The following Summary Compensation Table discloses the compensation during 2011 and the prior two fiscal years of our Chief Executive Officer, Chief Financial Officer, and the other three most highly paid executive officers who were serving at the end of 2011. Additionally, column (h) is dependent upon actuarial assumptions for determining the amounts included. A change in these actuarial assumptions would impact the values shown in this column. Where appropriate, we have indicated the major assumptions in the footnote to column (h).

Name and Principal Position (a)	Year (b)	Salary[1] ($) (c)	Stock Awards[2] ($) (e)	Non-Equity Incentive Plan Compensation[3] ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings[4] ($) (h)	All Other Compensation[5] ($) (i)	Total ($) (j)
William D. Johnson,	2011	$1,019,231	$3,995,779	$1,223,000	$2,887,591	$389,087	$9,514,688
Chairman, President	2010	990,000	3,109,607	715,000	1,096,829	316,051	6,227,487
and Chief Executive Officer[6]	2009	979,231	3,090,605	950,000	1,144,448	289,726	6,454,010
Mark F. Mulhern,	2011	$483,575	$985,090	$250,000	$874,620	$81,855	$2,675,140
Senior Vice President and Chief	2010	443,269	667,916	205,000	517,696	77,672	1,911,553
Financial Officer	2009	414,231	655,990	225,000	369,822	102,137	1,767,180
Jeffrey J. Lyash,	2011	$462,931	$990,481	$220,000	$583,916	$117,902	$2,375,230
Executive Vice President –	2010	453,000	711,892	195,000	281,882	102,290	1,744,064
Energy Supply	2009	450,846	728,120	235,000	244,369	292,061	1,950,396
Lloyd M. Yates,	2011	$457,822	$981,481	$220,000	$644,644	$97,533	$2,401,480
President and	2010	448,000	704,043	195,000	342,925	80,548	1,770,516
Chief Executive Officer, PEC	2009	445,846	720,683	235,000	308,815	119,432	1,829,776
John R. McArthur,	2011	$498,699	$1,053,252	$305,000	$100,633	$78,080	$2,035,664
Executive Vice President, General	2010	488,000	766,911	220,000	81,601	92,677	1,649,189
Counsel and Corporate Secretary	2009	485,846	780,070	250,000	74,001	116,381	1,706,298

     1 Consists of base salary earnings prior to (i) employee contributions to the Progress Energy 401(k) Savings & Stock Ownership Plan and (ii) voluntary deferrals, if any, under the MDCP. See “Deferred Compensation” discussion in Part II of the CD&A. Salary adjustments, if deemed appropriate, generally occur in March of each year.

     2 Includes the fair value of stock awards as of the grant date computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The table below shows the fair value of stock awards granted in 2011 and the maximum potential payout for the performance shares granted in 2011, which are based on the March 16, 2011 closing stock price of $44.55.

2011 Stock Awards (column (e))				Maximum Potential Payout for Performance Shares
Name	Grant Date Fair Value
	Restricted Stock Units	Performance Shares	Total (column (e))	Maximum Percentage	Maximum Value
William D. Johnson	$1,632,312	$2,363,467	$3,995,779	200%	$4,726,934
Mark F. Mulhern	445,634	539,456	985,090	200%	1,078,912
Jeffrey J. Lyash	447,416	543,065	990,481	200%	1,086,130
Lloyd M. Yates	444,431	537,050	981,481	200%	1,074,100
John R. McArthur	468,221	585,031	1,053,252	200%	1,170,062

     3 Includes the awards earned under the MICP for 2009, 2010 and 2011 performance.

     4 Includes the change in present value of the accrued benefit under Progress Energy’s Pension Plan, SERP, and/or the Restoration Retirement Plan (“Restoration Plan”) where applicable. The current incremental present values were determined using actuarial present value factors as provided by our actuarial consultants, Buck Consultants, based on FAS mortality assumptions post-age 65 and FAS discount rates for the years shown as follows:

FAS Discount Rates
Year	Pension Plan	SERP	Restoration Retirement Plan
2011	4.70%	4.85%	4.45%
2010	5.50%	5.70%	5.00%
2009	5.95%	6.10%	5.45%

     All NEOs participate in the Progress Energy Pension Plan (“Pension Plan”), a noncontributory defined benefit pension plan sponsored by Progress Energy for eligible non-bargaining employees. The Pension Plan was amended and restated as of January 1, 1999, to become a “cash balance” defined benefit plan. The cash balance benefit accrues each year with pay credits and interest credits. Pay credits range from 3% to 7% depending on the participants’ age at the beginning of each plan year, January 1. Interest credits are added to cash balance accounts on December 31 of each year based on account balances as of January 1. The Board of Directors approved the interest credit rate for the Pension Plan to be set at 5% for 2011. Generally, employees become vested under the Pension Plan on the earlier of the date they complete three years of vesting service or the date they reach normal retirement age, which is age 65. All of the NEOs have satisfied the eligibility requirements to receive their account benefit upon termination of employment. At benefit commencement, an employee has several lump sum and annuity payment options.

     The Restoration Plan is a nonqualified deferred compensation plan that provides retirement benefits which otherwise would be provided under the Pension Plan, in the absence of limits imposed by applicable law on benefits which may be provided under the Pension Plan. The Restoration Plan is intended to constitute an unfunded retirement plan for a select group of management or highly compensated employees. Mr. McArthur is the only NEO who was a participant in the Restoration Plan in 2011. His accumulated benefit under the Restoration Plan was forfeited when he became a participant in the SERP on January 1, 2012.

     In addition, column (h) includes the above market earnings on deferred compensation under the Deferred Compensation Plan for Key Management Employees. The 1996-1999 Deferred Compensation Plan for Key Management Employees provided a fixed rate of return of 10.0% on deferred amounts, which was 2.7% above the market interest rate of 7.3% at the time the plan was frozen in 1996. The Deferred Compensation Plan for Key Management Employees was discontinued in 2000 and replaced with the MDCP, which does not have a guaranteed rate of return. NEOs who were participants in the 1996-1999 Deferred Compensation Plan for Key Management Employees continue to receive plan benefits with respect to amounts deferred prior to its discontinuance in 2000. The above market earnings under the Deferred Compensation Plan for Key Management Employees are included in this column for Mr. Johnson. Changes in the accrued benefit under each plan for NEOs are shown in the table below:

2011 Change in Pension Value and Nonqualified Deferred Compensation Earnings (column (h))
Name	Change in Pension Plan	Change in SERP	Change in Restoration Plan	Above Market Earnings on Deferred Compensation Plan	Total (column (h))
William D. Johnson	$99,263	$2,775,430	-	$12,898	$2,887,591
Mark F. Mulhern	84,410	790,210	-	-	874,620
Jeffrey J. Lyash	87,921	495,995	-	-	583,916
Lloyd M. Yates	62,002	582,642	-	-	644,644
John R. McArthur	52,951	-	$47,682	-	100,633

     5 Includes the following items: Company match contributions under the Progress Energy 401(k) Plan; deferred credits under the MDCP; perquisites; the Company’s payment of the FICA tax on the non-qualified retirement accrual and the tax gross-up on the imputed income of that tax payment; and cash dividends and cash dividend equivalents paid as the result of outstanding restricted stock or RSUs held in Company Plan accounts. The total value of perquisites and personal benefits received by Messrs. Mulhern and McArthur was less than $10,000 each. Thus, those amounts are excluded from this column. NEOs were compensated for these items as follows:

2011 All Other Compensation (column (i))
				Imputed
	Company	Deferred	Perquisites	Income
	Contributions	Credits under	(detailed in	and Tax		Total
Name	under 401(k)	the MDCP	table below)	Gross-ups	Dividends	(column (i))
William D. Johnson	$14,700	$46,049	$128,616	$17,404	$182,318	$389,087
Mark F. Mulhern	14,700	13,850	-	8,653	44,652	81,855
Jeffrey J. Lyash	14,700	12,938	42,964	711	46,589	117,902
Lloyd M. Yates	14,700	12,633	18,700	5,216	46,284	97,533
John R. McArthur	13,663	15,074	-	799	48,544	78,080

     Perquisites that exceed the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for each officer are quantified in the table below. “Other” perquisites include luncheon and health club dues, spousal meals, Internet and telecom access, AD&D insurance, residential phone lines, and gifts.

2011 Perquisites (Component of column (i))
				Travel on
	Spousal	Financial/Tax	Home	Corporate		Total
Name	Travel	Planning	Security	Aircraft*	Other	Perquisites
William D. Johnson	$24,807	$6,000	$18,281	$73,226	$6,302	$128,616
Jeffrey J. Lyash	-	3,150	860	34,188	4,766	42,964
Lloyd M. Yates	-	2,000	250	14,276	2,174	18,700

* Reflects spousal travel on corporate aircraft for business-related purposes. It also includes personal travel for Mr. Johnson on corporate aircraft by him and his spouse valued at $26,488. Personal and spousal travel on corporate aircraft included in the table above is valued at the incremental cost to the Company, which is calculated as the expense deduction disallowed under IRS rules.

     6 Mr. Johnson did not receive additional compensation for his service on the Board of Directors.

2011 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards[1]			Estimated Future Payouts Under Equity Incentive Plan Awards[2]			All Other Stock Awards: Number of Shares of Stock or Units[3] (#) (i)	Grant Date Fair Value of Stock and Option Awards[4] ($) (j)

Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
William D. Johnson, Chairman, President, and Chief Executive Officer	MICP	$509,615	$1,019,231	$2,038,461
	RSUs 3/16/11							36,640	$1,632,312
	PSSP 3/16/11				26,526	53,052	106,104		$2,363,467
Mark F. Mulhern, Senior Vice President and Chief Financial Officer	MICP	$132,983	$265,966	$531,933
	RSUs 3/16/11							10,003	$445,634
	PSSP 3/16/11				6,055	12,109	24,218		$539,456
Jeffrey J. Lyash, Executive Vice President – Energy Supply	MICP	$127,306	$254,612	$509,224
	RSUs 3/16/11							10,043	$447,416
	PSSP 3/16/11				6,095	12,190	24,380		$543,065
Lloyd M. Yates, President and Chief Executive Officer, PEC	MICP	$125,901	$251,802	$503,604
	RSUs 3/16/11							9,976	$444,431
	PSSP 3/16/11				6,028	12,055	24,110		$537,050
John R. McArthur, Executive Vice President, General Counsel and Corporate Secretary	MICP	$137,142	$274,284	$548,568
	RSUs 3/16/11							10,510	$468,221
	PSSP 3/16/11				6,566	13,132	26,264		$585,031

     1 Award amounts are shown at threshold, target, and maximum levels. The target award is calculated using the 2011 eligible earnings times the executive’s target percentage. See target percentage in table on page 21 of the CD&A. Threshold is calculated at 50% of target and maximum is calculated at 200% of target. Actual award amounts paid are reflected in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

     2 Reflects the potential payouts in shares of the 2011 PSSP grants. The grant size was calculated by multiplying the executive’s salary as of January 1, 2011, times his 2011 PSSP target and dividing by the December 31, 2010, closing stock price of $43.48. The Threshold column reflects the payment level under the PSSP at 50% of the amount shown in the Target column. The amount shown in the maximum column is 200% of the target amount.

     3 Reflects the number of RSUs granted during 2011 under the 2007 Equity Incentive Plan. The number of shares granted was determined by multiplying the executive’s salary as of January 1, 2011, times his 2011 RSU target and dividing by the December 31, 2010, closing stock price of $43.48.

     4 Reflects the grant date fair value of the award based on the following assumptions: market value of RSUs granted on March 16, 2011, based on the closing price of $44.55 per share, times the shares granted in column (i); market value of PSSP awards granted on March 16, 2011, based on the closing stock price on March 16, 2011, of $44.55 times the target number of shares in column (g). The 2011 PSSP grant payout is expected to be 100% of target.

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

     With respect to Mr. Johnson, the Employment Agreement specifies that the years of service credit we previously granted to him for purposes of determining eligibility and benefits in the SERP will also be applicable for purposes of determining eligibility and benefits in our post-employment health and welfare benefit plans. Mr. Johnson was awarded seven years of deemed service toward the benefits and vesting requirements of the SERP. However, as of 2008, Mr. Johnson reached the maximum service accrual and therefore benefit augmentation for deemed service is $0. Three of those years also were deemed to have been in service on the SMC for purposes of SERP eligibility.

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

     In anticipation of the closing of the proposed merger with Duke Energy and the transition to Duke Energy’s employment practices for executives, in October, 2011, the Company notified its NEOs that it would not renew their employment agreements upon expiration of the current terms. All of the NEOs’ employment agreements expire on December 31, 2012.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

	Stock Awards
Name (a)	Number of Shares or Units of Stock That Have Not Vested (#) (g)[1]	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)[2]	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)[3]	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)[3]
William D. Johnson, Chairman, President and Chief Executive Officer	73,938	$4,142,007	182,126	$8,376,699
Mark F. Mulhern, Senior Vice President and Chief Financial Officer	18,765	$1,051,215	39,175	$1,822,975
Jeffrey J. Lyash, Executive Vice President – Energy Supply	19,195	$1,075,304	42,203	$1,934,707
Lloyd M. Yates, President and Chief Executive Officer, PEC	19,066	$1,068,077	41,734	$1,913,279
John R. McArthur, Executive Vice President, General Counsel and Corporate Secretary	19,999	$1,120,344	45,486	$2,084,840

     1 Consists of outstanding RSUs as follows:

Number of Units of Stock That Have Not Vested (column (g))
Stock Award	Vesting Date	William D. Johnson	Mark F. Mulhern	Jeffrey J. Lyash	Lloyd M. Yates	John R. McArthur
Restricted Stock Units	March 16, 2012	16,412	3,604	3,723	3,682	4,011
Restricted Stock Units	March 17, 2012	17,298	4,368	4,159	4,135	4,329
Restricted Stock Units	March 20, 2012	4,936	1,188	1,575	1,575	1,478
Restricted Stock Units	March 16, 2013	16,412	3,604	3,723	3,682	4,011
Restricted Stock Units	March 16, 2014	18,880	6,001	6,015	5,992	6,170
Total (column (g))		73,938	18,765	19,195	19,066	19,999

     2 Market value of units of stock that have not vested is based on a December 31, 2011, closing price of $56.02 per share.

     3 The 2009 PSSP grant vests on January 1, 2012; the 2010 grant vests on January 1, 2013; and the 2011 grant vests on January 1, 2014. Performance share value for the 2009 annual grant is expected to be at 50% of target while the 2010 annual grant and 2011 annual grant are expected to be 100% of target. The value in Column (j) is derived by multiplying the shares (rounded to the nearest whole share) times the December 31, 2011 closing stock price ($56.02). The difference between the calculated value and the noted value is attributable to fractional shares. See further discussion under “Performance Shares” in Part II of the CD&A. Outstanding performance shares for NEOs are shown in the table below:

Number of Unearned Shares, Units or Other Rights That Have Not Vested (column (i))
Stock Award	Vesting Date	William D. Johnson	Mark F. Mulhern	Jeffrey J. Lyash	Lloyd M. Yates	John R. McArthur
Performance Shares	January 1, 2012	65,191	13,267	15,334	15,161	16,540
Performance Shares	January 1, 2013	61,838	13,332	14,209	14,053	15,307
Performance Shares	January 1, 2014	55,097	12,576	12,660	12,520	13,639
Total (column (i))		182,126	39,175	42,203	41,734	45,486

OPTION EXERCISES AND STOCK VESTED IN 2011

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)[1]	Value Realized on Exercise ($) (c)[2]	Number of Shares Acquired on Vesting (#) (d)[3]	Value Realized on Vesting ($) (e)[4]
William D. Johnson, Chairman, President and Chief Executive Officer	-	-	89,811	$4,066,089
Mark F. Mulhern, Senior Vice President and Chief Financial Officer	7,000	$57,750	15,142	$684,966
Jeffrey J. Lyash, Executive Vice President – Energy Supply	-	-	20,006	$905,221
Lloyd M. Yates, President and Chief Executive Officer, PEC	-	-	19,963	$903,293
John R. McArthur, Executive Vice President, General Counsel and Corporate Secretary	-	-	19,592	$886,572

     1 Reflects the number of shares of stock for options that were exercised in 2011.

     2 The value realized upon exercise is equal to the difference between the market price of the underlying securities at exercise and the exercise price of the options.

     3 Reflects the number of restricted stock shares, RSUs, and performance shares that vested in 2011 for NEOs as shown in the table below.

Number of Shares Acquired on Vesting (column (d))
Stock Award	2011 Vesting Date	2011 Distribution Date	Stock Price	William D. Johnson	Mark F. Mulhern	Jeffrey J. Lyash	Lloyd M. Yates	John R. McArthur
Performance Shares	January 1	February 23	$45.59	54,861	8,179	11,599	11,599	10,782
Restricted Stock	March 14	March 14	$46.12	5,534	1,167	1,367	1,367	1,667
RSUs	March 16	March 16	$45.21	7,532	1,603	1,708	1,689	1,840
RSUs	March 17	March 17	$44.55	9,297	1,868	2,159	2,135	2,329
RSUs	March 18	March 18	$44.03	7,651	1,136	1,597	1,597	1,497
RSUs	March 20	March 21	$44.20	4,936	1,189	1,576	1,576	1,477
Total (column (d))				89,811	15,142	20,006	19,963	19,592

     4 The value of the 2008 performance share units was calculated using the closing stock price for Progress Energy Common Stock on the business day prior to when distribution occurred. The value of the restricted stock was calculated using the opening stock price for Progress Energy Common Stock three days prior to the day vesting occurred. The value of the RSUs was calculated using the closing stock price for Progress Energy Common Stock on the business day prior to when vesting occurred. Values realized on vesting during 2011 for NEOs are shown in the table below:

Value Realized on Vesting (column (e))
Stock Award	2011 Vesting Date	2011 Distribution Date	Stock Price	William D. Johnson	Mark F. Mulhern	Jeffrey J. Lyash	Lloyd M. Yates	John R. McArthur
Performance Shares	January 1	February 23	$45.59	$2,501,113	$372,881	$528,798	$528,798	$491,551
Restricted Stock	March 14	March 14	46.12	255,228	53,822	63,046	63,046	76,882
RSUs	March 16	March 16	45.21	340,522	72,472	77,219	76,360	83,186
RSUs	March 17	March 17	44.55	414,181	83,219	96,183	95,114	103,757
RSUs	March 18	March 18	44.03	336,874	50,018	70,316	70,316	65,913
RSUs	March 20	March 21	44.20	218,171	52,554	69,659	69,659	65,283
Total (column (e))				$4,066,089	$684,966	$905,221	$903,293	$886,572

PENSION BENEFITS

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit[1] ($) (d)	Payments During Last Fiscal Year ($) (e)
William D. Johnson, Chairman, President and Chief Executive Officer	Progress Energy Pension Plan	19.3	$627,896	$0
	Supplemental Senior Executive Retirement Plan	26.3[2]	$11,063,301[3]	$0
Mark F. Mulhern, Senior Vice President and Chief Financial Officer	Progress Energy Pension Plan	15.8	$411,117	$0
	Supplemental Senior Executive Retirement Plan	15.8	$2,395,365[4]	$0
Jeffrey J. Lyash, Executive Vice President – Energy Supply	Progress Energy Pension Plan	18.6	$422,617	$0
	Supplemental Senior Executive Retirement Plan	18.6	$2,136,806[5]	$0
Lloyd M. Yates, President and Chief Executive Officer, PEC	Progress Energy Pension Plan	13.1	$260,702	$0
	Supplemental Senior Executive Retirement Plan	13.1	$1,950,181[6]	$0
John R. McArthur, Executive Vice President, General Counsel and Corporate Secretary	Progress Energy Pension Plan	10.1	$245,431	$0
	Restoration Retirement Plan	10.1	$210,297	$0

     1 Actuarial present value factors as provided by our actuarial consultants, Buck Consultants, based on FAS mortality assumptions post-age 65 and FAS discount rates as of December 31, 2011, for computation of accumulated benefit under the SERP and the Progress Energy Pension Plan were 4.85% and 4.70%, respectively. Additional details on the formulas for computing benefits under the SERP and Progress Energy Pension Plan can be found under the headings “Supplemental Senior Executive Retirement Plan” and “Other Broad-Based Benefits,” respectively, in the CD&A.

     2 Includes seven years of deemed service. However, as of 2008, Mr. Johnson reached the maximum service accrual and therefore benefit augmentation for deemed service is $0.

     3 Based on an estimated annual benefit payable at age 65 of $1,153,308.

     4 Based on an estimated annual benefit payable at age 65 of $331,774.

     5 Based on estimated annual benefit payable at age 65 of $325,367.

     6 Based on estimated annual benefit payable at age 65 of $283,214.

NONQUALIFIED DEFERRED COMPENSATION

     The table below shows the nonqualified deferred compensation for each of the NEOs. Information regarding details of the deferred compensation plans currently in effect can be found under the heading “Deferred Compensation” in Part II of the CD&A. In addition, the Deferred Compensation Plan for Key Management Employees is discussed in footnote 4 to the “Summary Compensation Table.”

Name and Position (a)	Executive Contributions in Last FY1 ($) (b)	Registrant Contributions in Last FY2 ($) (c)	Aggregate Earnings in Last FY3 ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE[4] ($) (f)
William D. Johnson, Chairman, President and Chief Executive Officer	$0	$46,049	$71,800	$0	$967,553
Mark F. Mulhern, Senior Vice President and Chief Financial Officer	$0	$13,850	$16,097	($83,467)[5]	$179,741
Jeffrey J. Lyash, Executive Vice President – Energy Supply	$0	$12,938	$55,770	$0	$236,721
Lloyd M. Yates, President and Chief Executive Officer, PEC	$22,891	$12,633	$145,409	$0	$782,054
John R. McArthur, Executive Vice President, General Counsel and Corporate Secretary	$24,935	$15,074	($5,446)	$0	$335,778

     1 Reflects salary deferred under the MDCP, which is reported as “Salary” in the Summary Compensation Table. For 2011, NEOs deferred the following percentages of their base salary: (i) Mr. Yates – 5%; and Mr. McArthur – 5%.

     2 Reflects registrant contributions under the MDCP, which is reported as “All Other Compensation” in the Summary Compensation Table.

     3 Includes aggregate earnings in the last fiscal year under the following nonqualified plans: MICP, MDCP, PSSP, and Deferred Compensation Plan for Key Management Employees. For Mr. Johnson, aggregate earnings includes above market earnings of $12,898 under the Deferred Compensation Plan for Key Management Employees, which is reported as “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table.

     4 Includes December 31, 2011 balances under the following deferred compensation plans: MICP, PSSP, MDCP, and Deferred Compensation Plan for Key Management Employees. Balances for NEOs under each deferral plan are shown in the table below. The aggregate balances as of December 31, 2011 for each NEO includes the following aggregate amounts of prior deferrals of base salary, employer matching contributions, and above market earnings for nonqualified deferred compensation earnings that were previously earned and reported as compensation on the Summary Compensation Table for 2009 and 2010: (i) Mr. Johnson - $136,717; (ii) Mr. Mulhern - $64,158; (iii) Mr. Lyash - $24,736; (iv) Mr. Yates - $46,536; and (v) Mr. McArthur - $175,013. These amounts have been adjusted, pursuant to the terms of the Deferred Compensation Plans for investment performance (e.g. earnings and losses), deferrals, contributions, and distributions.

Aggregate Balance at Last FYE (column (f))
Name	MDCP	MICP	Deferred Compensation for Key Management Employees	PSSP	Total (column (f))
William D. Johnson	$554,999	$105,398	$307,156	-	$967,553
Mark F. Mulhern	126,806	52,935	-	-	179,741
Jeffrey J. Lyash	236,721	-	-	-	236,721
Lloyd M. Yates	224,807	164,591	-	392,656	782,054
John R. McArthur	335,778	-	-	-	335,778

     5 Mr. Mulhern received distributions from his Management Incentive Deferred Compensation Plan: $41,418; and PSSP: $42,049.

CASH COMPENSATION AND VALUE OF VESTING EQUITY TABLE

     The following table shows the actual cash compensation and value of vesting equity received in 2011 by the NEOs. The Committee believes that this table is important in order to distinguish between the actual cash and vested value received by each NEO as opposed to the grant date fair value of equity awards as shown in the Summary Compensation Table.

Name and Position	Base Salary (a)[1]	Annual Incentive (paid in 2011) (b)[2]	Restricted Stock/Units Vesting (c)[3]	Performance Shares Vesting (d)[4]	Restricted Stock/Unit Dividends (e)[5]	Value Realized on Stock Option Exercises (f)[6]	Perquisites (g)[7]	Tax Gross-ups (h)[8]	Total
William D. Johnson, Chairman, President and Chief Executive Officer	$1,019,231	$715,000	$1,564,976	$2,501,113	$182,318	-	$64,273	$17,404	$6,064,318
Mark F. Mulhern, Senior Vice President and Chief Financial Officer	$483,575	$205,000	$312,085	$372,881	$44,652	$57,750	$8,027	$8,653	$1,492,623
Jeffrey J. Lyash, Executive Vice President – Energy Supply	$462,931	$195,000	$376,423	$528,798	$46,589	-	$11,499	$711	$1,621,951
Lloyd M. Yates, President and Chief Executive Officer, PEC	$457,822	$195,000	$374,495	$528,798	$46,284	-	$5,619	$5,216	$1,613,234
John R. McArthur, Executive Vice President, General Counsel and Corporate Secretary	$498,699	$220,000	$395,022	$491,551	$48,544	-	$9,557	$799	$1,664,172

     1 Consists of the total 2011 base salary earnings prior to (i) employee contributions to the Progress Energy 401(k) Plan and (ii) voluntary deferrals, if applicable, under the MDCP. For 2011, NEOs deferred the following amounts under the MDCP: (i) Mr. Yates – $22,891; and Mr. McArthur – $24,935.

     2 Reflects awards given under the MICP attributable to Plan Year 2010 and paid in 2011.

     3 Reflects the value of restricted stock and RSUs vesting in 2011. The value of the restricted stock was calculated using the opening stock price for Progress Energy Common Stock three days prior to the day vesting occurred. The value of the RSUs was calculated using the closing stock price for Progress Energy Common Stock on the business day prior to when vesting occurred.

     4 Reflects performance shares vested on January 1, 2011. The value of the 2008 performance share units is calculated using the closing stock price for Progress Energy Common Stock on the business day prior to when distribution occurred.

     5 Reflects cash dividends and cash dividend equivalents paid as the result of outstanding restricted stock or RSUs held in Company Plan accounts.

     6 Reflects the value realized upon exercise for options that were exercised in 2011. The value realized upon exercise is equal to the difference between the market price of the underlying securities at exercise and the exercise price of the options.

     7 Reflects the value of all perquisites provided during 2011. For a complete listing of the perquisites, see the “Executive Perquisites” in Part II of the CD&A. Perquisite details for each NEO are discussed in the Summary Compensation Table footnotes. Personal and spousal travel on corporate aircraft included in the table above is valued at the amounts imputed as income to the NEOs for tax purposes using the Standard Industry Fare Level (“SIFL”) formula in accordance with IRS guidelines.

     8 Reflects the Company’s payment of the Medicare portion of the FICA tax on the non-qualified retirement accrual and the tax gross-up on the imputed income of that tax payment provided during 2011.

POTENTIAL PAYMENTS UPON TERMINATION
William D. Johnson, Chairman, President and Chief Executive Officer

Amounts reflected in the following table assume a triggering event occurred on December 31, 2011.

					Involuntary
			Involuntary		or Good
			Not for		Reason
	Voluntary	Early	Cause	For Cause	Termination
	Termination[1]	Retirement[1]	Termination[1]	Termination[1]	(CIC)	Disability	Death
	($)	($)	($)	($)	($)	($)	($)
Compensation
Base Salary—$1,030,000[2]	$0	$0	$3,079,700	$0	$6,180,000	$618,000	$0
Annual Incentive[3]	$0	$1,223,000	$0	$0	$1,030,000	$1,223,000	$1,223,000
Long-term Incentives:
Performance Shares (PSSP)[4]
2009 PSSP Grant	$0	$1,826,000	$0	$0	$3,652,000	$1,826,000	$1,826,000
2010 PSSP Grant	$0	$2,309,443	$0	$0	$3,464,165	$2,309,443	$2,309,443
2011 PSSP Grant	$0	$1,028,845	$0	$0	$3,086,534	$1,028,845	$1,028,845
Restricted Stock Units (RSU)[5]
2007 RSU Grant	$0	$262,689	$0	$0	$276,515	$276,515	$276,515
2009 RSU Grant	$0	$888,281	$0	$0	$969,034	$969,034	$969,034
2010 RSU Grant	$0	$615,333	$0	$0	$843,885	$843,885	$843,885
2011 RSU Grant	$0	$824,054	$0	$0	$2,052,573	$0	$0
Benefits and Perquisites
Deferred Compensation[6]	$967,552	$967,552	$967,552	$967,552	$967,552	$967,552	$967,552
Post-retirement Health Care[7]	$0	$0	$26,475	$0	$51,911	$0	$0
Executive AD&D Proceeds[8]	$0	$0	$0	$0	$0	$500,000	$500,000
280G Tax Gross-up9	$0	$0	$0	$0	$7,441,493	$0	$0
TOTAL	$967,552	$9,945,197	$4,073,727	$967,552	$30,015,662	$10,562,274	$9,944,274

     1 Mr. Johnson became eligible for early retirement at age 55 in January 2009. Therefore, under the voluntary termination, involuntary not for cause termination, and for cause termination scenarios, Mr. Johnson would be treated as having met the early retirement criteria under the Equity Incentive Plan, and would be paid out under the early retirement provisions of that plan. The payout would equal amounts listed under early retirement in the table above for performance shares and RSUs ($7,754,645). This amount would be added to the totals above for combined totals as follows: $8,722,197 under voluntary termination; $11,828,372 under involuntary not for cause termination; and $8,722,197 under for cause termination. Mr. Johnson is not eligible for normal retirement.

     2 There is no provision for payment of salary under voluntary termination, early retirement, for cause termination or death. In the event of involuntary not for cause termination, the salary continuation provision of Mr. Johnson’s employment agreement requires a severance equal to 2.99 times his then current base salary ($1,030,000) payable in equal installments over a period of 2.99 years. In the event of involuntary or good reason termination (CIC), the maximum benefit allowed under the cash payment provision of the Management Change-in-Control Plan equals three times the sum of annual salary plus target MICP award (($1,030,000 + $1,030,000) x 3). In the event of a long-term disability, Mr. Johnson would receive 60% of base salary during the period of his disability, offset by any Social Security benefits and Progress Energy Pension Plan payments. The long-term disability payment as shown in the table above represents an annual amount before offsets.

     3 There is no provision for payment of annual incentive under voluntary termination, involuntary not for cause termination, or for cause termination. In the event of involuntary or good reason termination (CIC), Mr. Johnson would receive 100% of his target award under the Annual Cash Incentive Compensation Plan provisions of the Management Change-in-Control Plan, calculated as 100% times $1,030,000. In the event of early retirement, death or disability, Mr. Johnson would receive a pro-rata incentive award for the period worked during the year. For December 31, 2011, this is based on the full award. For 2011, Mr. Johnson’s MICP award was $1,223,000.

     4 Amounts shown for performance shares are based on a December 31, 2011, closing price of $56.02 per share. Voluntary termination, involuntary not for cause termination, and for cause termination are not applicable, but see footnote 1 with respect to early retirement eligibility under these scenarios. In the event of early retirement or disability, a pro rata percentage of performance shares would vest based upon the period of employment during the performance measurement period and the extent that the performance factors are satisfied. In the event of involuntary or good reason termination (CIC), unvested performance shares vest as of the date of Management Change-in-Control and payment is made based upon the target value of the award. In the event of death, the 2009 performance shares would vest 100% and be paid in an amount using performance factors determined at the time of the event. For the 2010 and 2011 performance grants, a pro-rata payment would be made based upon the target value of the award and time in the plan.

     5 Amounts shown for RSUs are based on a December 31, 2011, closing price of $56.02 per share. For a detailed description of outstanding RSUs, see the “Outstanding Equity Awards at 2011 Fiscal Year-End.” Voluntary termination, involuntary not for cause termination, and for cause termination are not applicable, but see footnote 1 with respect to early retirement eligibility under these scenarios. In the event of early retirement, Mr. Johnson would receive a pro-rata percentage of all unvested RSUs, based upon the number of full months elapsed between the grant date and the date of early retirement. In the event of involuntary or good reason termination (CIC), all outstanding RSUs would vest immediately. Upon death or disability, all outstanding RSUs that are more than one year past their grant date would vest immediately. RSUs that are less than one year past their grant date would be forfeited. Mr. Johnson would immediately vest RSUs granted in 2007, 2009, and 2010, and would forfeit RSUs granted in 2011.

     6 All outstanding deferred compensation balances will be paid immediately following termination, subject to IRC Section 409(a) regulations, under each scenario.

     7 No post-retirement health care benefits apply under voluntary termination, for cause termination, death or disability. In the event of early retirement, Mr. Johnson would receive no additional benefits above what all full-time, nonbargaining employees would receive. Under involuntary not for cause termination, Mr. Johnson would be reimbursed for 18 months of COBRA premiums at $1,470.83 per month as provided in his employment agreement. In the event of involuntary or good reason termination (CIC), the Management Change-in-Control Plan provides for Company-paid medical, dental and vision coverage in the same plan Mr. Johnson was participating in prior to termination for 36 months at $1,441.99 per month.

     8 Mr. Johnson would be eligible to receive $500,000 proceeds from the executive AD&D policy.

     9 Upon a change in control, the Management Change-in-Control Plan provides for the Company to pay all excise taxes under IRC Section 280G plus applicable gross-up amounts for Mr. Johnson. Under IRC Section 280G, Mr. Johnson would be subject to excise tax on $13,328,855 of excess parachute payments above his base amount. Those excess parachute payments result in $2,665,771 of excise taxes, $4,669,363 of tax gross-ups, and $106,359 of employer Medicare tax related to the excise tax payment.

POTENTIAL PAYMENTS UPON TERMINATION
Mark F. Mulhern, Senior Vice President and Chief Financial Officer

Amounts reflected in the following table assume a triggering event occurred on December 31, 2011.

				Involuntary
		Involuntary		or Good
		Not for		Reason
	Voluntary	Cause	For Cause	Termination
	Termination	Termination	Termination	(CIC)	Disability	Death
	($)	($)	($)	($)	($)	($)
Compensation
Base Salary—$495,945[1]	$0	$1,482,876	$0	$1,537,430	$297,567	$0
Annual Incentive[2]	$0	$0	$0	$272,770	$250,000	$250,000
Long-term Incentives:
Performance Shares (PSSP)[3]
2009 PSSP Grant	$0	$0	$0	$743,217	$371,609	$371,609
2010 PSSP Grant	$0	$0	$0	$746,859	$497,906	$497,906
2011 PSSP Grant	$0	$0	$0	$704,508	$234,836	$234,836
Restricted Stock Units (RSU)[4]
2007 RSU Grant	$0	$0	$0	$66,552	$66,552	$66,552
2009 RSU Grant	$0	$0	$0	$244,695	$244,695	$244,695
2010 RSU Grant	$0	$0	$0	$179,600	$179,600	$179,600
2011 RSU Grant	$0	$0	$0	$560,368	$0	$0
Benefits and Perquisites
Deferred Compensation[5]	$179,741	$179,741	$179,741	$179,741	$179,741	$179,741
Post-retirement Health Care[6]	$0	$16,028	$0	$20,952	$0	$0
Executive AD&D Proceeds[7]	$0	$0	$0	$0	$500,000	$500,000
280G Tax Gross-up8	$0	$0	$0	$1,626,271	$0	$0
TOTAL	$179,741	$1,678,645	$179,741	$6,882,963	$2,822,506	$2,524,939

     1 There is no provision for payment of salary under voluntary termination, for cause termination or death. Mr. Mulhern is not eligible for early retirement or normal retirement. In the event of involuntary not for cause termination, the salary continuation provision of Mr. Mulhern’s employment agreement requires a severance equal to 2.99 times his then current base salary ($495,945) payable in equal installments over a period of 2.99 years. In the event of involuntary or good reason termination (CIC), the maximum benefit allowed under the cash payment provision of the Management Change-in-Control Plan equals two times the sum of annual salary plus annual target MICP award (($495,945 + $272,770) x 2). In the event of a long-term disability, Mr. Mulhern would receive 60% of base salary during the period of his disability, offset by any Social Security benefits and Progress Energy Pension Plan payments. The long-term disability payment as shown in the table above represents an annual amount before offsets.

     2 There is no provision for payment of annual incentive under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Mulhern is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), Mr. Mulhern would receive 100% of his target award under the Annual Cash Incentive Compensation Plan provisions of the Management Change-in-Control Plan, calculated as 55% times $495,945. In the event of death or disability, Mr. Mulhern would receive a pro-rata incentive award for the period worked during the year. For December 31, 2011, this is based on the full award. For 2011, Mr. Mulhern’s MICP award was $250,000.

     3 Amounts shown for performance shares are based on a December 31, 2011, closing price of $56.02 per share. Unvested performance shares would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Mulhern is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), unvested performance shares vest as of the date of Management Change-in-Control and payment is made based upon the target value of the award. In the event of disability, a pro rata percentage of performance shares would vest based upon the period of employment during the performance measurement period and the extent that the performance factors are satisfied. In the event of death, the 2009 performance shares would vest 100% and be paid in an amount using performance factors determined at the time of the event. For the 2010 and 2011 performance grants, the target value of the award would be paid based upon time in the plan.

     4 Amounts shown for RSUs are based on a December 31, 2011, closing price of $56.02 per share. For a detailed description of outstanding RSUs, see the “Outstanding Equity Awards at 2011 Fiscal Year-End.” Unvested RSUs would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Mulhern is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), all outstanding RSUs would vest immediately. Upon death or disability, all outstanding RSUs that are more than one year past their grant date would vest immediately. RSUs that are less than one year past their grant date would be forfeited. Mr. Mulhern would immediately vest RSUs granted in 2007, 2009, and 2010; and would forfeit RSUs granted in 2011.

     5 All outstanding deferred compensation balances will be paid immediately following termination, subject to IRC Section 409(a) regulations, under each scenario. Mr. Mulhern is not eligible for early retirement or normal retirement.

     6 No post-retirement health care benefits apply under voluntary termination, for cause termination, death or disability. Mr. Mulhern is not eligible for early retirement or normal retirement. Under involuntary not for cause termination, Mr. Mulhern would be reimbursed for 18 months of COBRA premiums at $890.45 per month as provided in his employment agreement. In the event of involuntary or good reason termination (CIC), the Management Change-in-Control Plan provides for Company-paid medical, dental and vision coverage in the same plan Mr. Mulhern was participating in prior to termination for 24 months at $872.99 per month.

     7 Mr. Mulhern would be eligible to receive $500,000 proceeds from the executive AD&D policy.

     8 Upon a change in control, the Management Change-in-Control Plan provides for the Company to pay all excise taxes under IRC Section 280G plus applicable gross-up amounts for Mr. Mulhern. Under IRC Section 280G, Mr. Mulhern would be subject to excise tax on $2,912,901 of excess parachute payments above his base amount. Those excess parachute payments result in $582,580 of excise taxes, $1,020,447 of tax gross-ups, and $23,244 of employer Medicare tax related to the excise tax payment.

POTENTIAL PAYMENTS UPON TERMINATION
Jeffrey J. Lyash, Executive Vice President – Energy Supply

Amounts reflected in the following table assume a triggering event occurred on December 31, 2011.

				Involuntary
		Involuntary		or Good
		Not for		Reason
	Voluntary	Cause	For Cause	Termination
	Termination	Termination	Termination	(CIC)	Disability	Death
	($)	($)	($)	($)	($)	($)
Compensation
Base Salary—$466,590[1]	$0	$1,395,104	$0	$2,169,644	$279,954	$0
Annual Incentive[2]	$0	$0	$0	$256,625	$220,000	$220,000
Long-term Incentives:
Performance Shares (PSSP)[3]
2009 PSSP Grant	$0	$0	$0	$859,011	$429,505	$429,505
2010 PSSP Grant	$0	$0	$0	$795,988	$530,659	$530,659
2011 PSSP Grant	$0	$0	$0	$709,213	$236,404	$236,404
Restricted Stock Units (RSU)[4]
2007 RSU Grant	$0	$0	$0	$88,232	$88,232	$88,232
2009 RSU Grant	$0	$0	$0	$232,987	$232,987	$232,987
2010 RSU Grant	$0	$0	$0	$191,476	$191,476	$191,476
2011 RSU Grant	$0	$0	$0	$562,609	$0	$0
Benefits and Perquisites
Deferred Compensation[5]	$236,721	$236,721	$236,721	$236,721	$236,721	$236,721
Post-retirement Health Care[6]	$0	$18,716	$0	$36,697	$0	$0
Executive AD&D Proceeds[7]	$0	$0	$0	$0	$500,000	$500,000
280G Tax Gross-up8	$0	$0	$0	$1,961,904	$0	$0
TOTAL	$236,721	$1,650,541	$236,721	$8,101,107	$2,945,938	$2,665,984

     1 There is no provision for payment of salary under voluntary termination, for cause termination or death. Mr. Lyash is not eligible for early retirement or normal retirement. In the event of involuntary not for cause termination, the salary continuation provision of Mr. Lyash’s employment agreement requires a severance equal to 2.99 times his then current base salary ($466,590) payable in equal installments over a period of 2.99 years. In the event of involuntary or good reason termination (CIC), the maximum benefit allowed under the cash payment provision of the Management Change-in-Control Plan equals three times the sum of annual salary plus annual target MICP award (($466,590 + $256,625) x 3). In the event of a long-term disability, Mr. Lyash would receive 60% of base salary during the period of his disability, offset by any Social Security benefits and Progress Energy Pension Plan payments. The long-term disability payment as shown in the table above represents an annual amount before offsets.

     2 There is no provision for payment of annual incentive under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Lyash is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), Mr. Lyash would receive 100% of his target award under the Annual Cash Incentive Compensation Plan provisions of the Management Change-in-Control Plan, calculated as 55% times $466,590. In the event of death or disability, Mr. Lyash would receive a pro-rata incentive award for the period worked during the year. For December 31, 2011, this is based on the full award. For 2011, Mr. Lyash’s MICP award was $220,000.

     3 Amounts shown for performance shares are based on a December 31, 2011, closing price of $56.02 per share. Unvested performance shares would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Lyash is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), unvested performance shares vest as of the date of Management Change-in-Control and payment is made based upon the target value of the award. In the event of disability, a pro rata percentage of performance shares would vest based upon the period of employment during the performance measurement period and the extent that the performance factors are satisfied. In the event of death, the 2009 performance shares would vest 100% and be paid in an amount using performance factors determined at the time of the event. For the 2010 and 2011 performance grants, the target value of the award would be paid based upon time in the plan.

     4 Amounts shown for RSUs are based on a December 31, 2011, closing price of $56.02 per share. For a detailed description of outstanding RSUs, see the “Outstanding Equity Awards at 2011 Fiscal Year-End.” Unvested RSUs would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Lyash is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), all outstanding RSUs would vest immediately. Upon death or disability, all outstanding RSUs that are more than one year past their grant date would vest immediately. RSUs that are less than one year past their grant date would be forfeited. Mr. Lyash would immediately vest RSUs granted in 2007, 2009, and 2010; and would forfeit RSUs granted in 2011.

     5 All outstanding deferred compensation balances will be paid immediately following termination, subject to IRC Section 409(a) regulations, under each scenario. Mr. Lyash is not eligible for early retirement or normal retirement.

     6 No post-retirement health care benefits apply under voluntary termination, for cause termination, death or disability. Mr. Lyash is not eligible for early retirement or normal retirement. Under involuntary not for cause termination, Mr. Lyash would be reimbursed for 18 months of COBRA premiums at $1,039.75 per month as provided in his employment agreement. In the event of involuntary or good reason termination (CIC), the Management Change-in-Control Plan provides for Company-paid medical, dental and vision coverage in the same plan Mr. Lyash was participating in prior to termination for 36 months at $1,019.37 per month.

     7 Mr. Lyash would be eligible to receive $500,000 proceeds from the executive AD&D policy.

     8 Upon a change in control, the Management Change-in-Control Plan provides for the Company to pay all excise taxes under IRC Section 280G plus applicable gross-up amounts for Mr. Lyash. Under IRC Section 280G, Mr. Lyash would be subject to excise tax on $3,514,070 of excess parachute payments above his base amount. Those excess parachute payments result in $702,814 of excise taxes, $1,231,049 of tax gross-ups, and $28,041 of employer Medicare tax related to the excise tax payment.

POTENTIAL PAYMENTS UPON TERMINATION
Lloyd M. Yates, President and Chief Executive Officer, PEC

Amounts reflected in the following table assume a triggering event occurred on December 31, 2011.

				Involuntary
		Involuntary		or Good
		Not for		Reason
	Voluntary	Cause	For Cause	Termination
	Termination	Termination	Termination	(CIC)	Disability	Death
	($)	($)	($)	($)	($)	($)
Compensation
Base Salary—$461,440[1]	$0	$1,379,706	$0	$2,145,696	$276,864	$0
Annual Incentive[2]	$0	$0	$0	$253,792	$220,000	$220,000
Long-term Incentives:
Performance Shares (PSSP)[3]
2009 PSSP Grant	$0	$0	$0	$849,319	$424,660	$424,660
2010 PSSP Grant	$0	$0	$0	$787,249	$524,833	$524,833
2011 PSSP Grant	$0	$0	$0	$701,370	$233,790	$233,790
Restricted Stock Units (RSU)[4]
2007 RSU Grant	$0	$0	$0	$88,232	$88,232	$88,232
2009 RSU Grant	$0	$0	$0	$231,643	$231,643	$231,643
2010 RSU Grant	$0	$0	$0	$189,348	$189,348	$189,348
2011 RSU Grant	$0	$0	$0	$558,856	$0	$0
Benefits and Perquisites
Deferred Compensation[5]	$782,054	$782,054	$782,054	$782,054	$782,054	$782,054
Post-retirement Health Care[6]	$0	$26,475	$0	$51,911	$0	$0
Executive AD&D Proceeds[7]	$0	$0	$0	$0	$500,000	$500,000
280G Tax Gross-up8	$0	$0	$0	$1,952,354	$0	$0
TOTAL	$782,054	$2,188,235	$782,054	$8,591,824	$3,471,424	$3,194,560

     1 There is no provision for payment of salary under voluntary termination, for cause termination or death. Mr. Yates is not eligible for early retirement or normal retirement. In the event of involuntary not for cause termination, the salary continuation provision of Mr. Yates’ employment agreement requires a severance equal to 2.99 times his then current base salary ($461,440) payable in equal installments over a period of 2.99 years. In the event of involuntary or good reason termination (CIC), the maximum benefit allowed under the cash payment provision of the Management Change-in-Control Plan equals three times the sum of annual salary plus annual target MICP award (($461,440 + $253,792) x 3). In the event of a long-term disability, Mr. Yates would receive 60% of base salary during the period of his disability, offset by any Social Security benefits and Progress Energy Pension Plan payments. The long-term disability payment as shown in the table above represents an annual amount before offsets.

     2 There is no provision for payment of annual incentive under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Yates is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), Mr. Yates would receive 100% of his target award under the Annual Cash Incentive Compensation Plan provisions of the Management Change-in-Control Plan, calculated as 55% times $461,440. In the event of death or disability, Mr. Yates would receive a pro-rata incentive award for the period worked during the year. For December 31, 2011 this is based on the full award. For 2011, Mr. Yates’ MICP award was $220,000.

     3 Amounts shown for performance shares are based on a December 31, 2011, closing price of $56.02 per share. Unvested performance shares would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Yates is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), unvested performance shares vest as of the date of Management Change-in-Control and payment is made based upon the target value of the award. In the event of disability, a pro rata percentage of performance shares would vest based upon the period of employment during the performance measurement period and the extent that the performance factors are satisfied. In the event of death, the 2009 performance shares would vest 100% and be paid in an amount using performance factors determined at the time of the event. For the 2010 and 2011 performance grants, the target value of the award would be paid based upon time in the plan.

     4 Amounts shown for RSUs are based on a December 31, 2011, closing price of $56.02 per share. For a detailed description of outstanding RSUs, see the “Outstanding Equity Awards at 2011 Fiscal Year-End.” Unvested RSUs would be forfeited under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. Yates is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), all outstanding RSUs would vest immediately. Upon death or disability, all outstanding RSUs that are more than one year past their grant date would vest immediately. RSUs that are less than one year past their grant date would be forfeited. Mr. Yates would immediately vest RSUs granted in 2007, 2009, and 2010; and would forfeit RSUs granted in 2011.

     5 All outstanding deferred compensation balances will be paid immediately following termination, subject to IRC Section 409(a) regulations, under each scenario. Mr. Yates is not eligible for early retirement or normal retirement.

     6 No post-retirement health care benefits apply under voluntary termination, for cause termination, death or disability. Mr. Yates is not eligible for early retirement or normal retirement. Under involuntary not for cause termination, Mr. Yates would be reimbursed for 18 months of COBRA premiums at $1,470.83 per month as provided in his employment agreement. In the event of involuntary or good reason termination (CIC), the Management Change-in-Control Plan provides for Company-paid medical, dental and vision coverage in the same plan Mr. Yates was participating in prior to termination for 36 months at $1,441.99 per month.

     7 Mr. Yates would be eligible to receive $500,000 proceeds from the executive AD&D policy.

     8 Upon a change in control, the Management Change-in-Control Plan provides for the Company to pay all excise taxes under IRC Section 280G plus applicable gross-up amounts for Mr. Yates. Under IRC Section 280G, Mr. Yates would be subject to excise tax on $3,496,965 of excess parachute payments above his base amount. Those excess parachute payments result in $699,393 of excise taxes, $1,225,056 of tax gross-ups, and $27,905 of employer Medicare tax related to the excise tax payment.

POTENTIAL PAYMENTS UPON TERMINATION
John R. McArthur, Executive Vice President, General Counsel and Corporate Secretary

Amounts reflected in the following table assume a triggering event occurred on December 31, 2011.

					Involuntary
			Involuntary		or Good
			Not for		Reason
	Voluntary	Early	Cause	For Cause	Termination
	Termination[1]	Retirement[1]	Termination[1]	Termination[1]	(CIC)	Disability	Death
	($)	($)	($)	($)	($)	($)	($)
Compensation
Base Salary—$502,640[2]	$0	$0	$1,502,894	$0	$2,337,276	$301,584	$0
Annual Incentive[3]	$0	$0	$0	$0	$276,452	$305,000	$305,000
Long-term Incentives:
Performance Shares (PSSP)[4]
2009 PSSP Grant	$0	$463,285	$0	$0	$926,571	$463,285	$463,285
2010 PSSP Grant	$0	$571,665	$0	$0	$857,498	$571,665	$571,665
2011 PSSP Grant	$0	$254,686	$0	$0	$764,057	$254,686	$254,686
Restricted Stock Units (RSU)[5]
2007 RSU Grant	$0	$78,658	$0	$0	$82,798	$82,798	$82,798
2009 RSU Grant	$0	$222,301	$0	$0	$242,511	$242,511	$242,511
2010 RSU Grant	$0	$150,402	$0	$0	$206,266	$206,266	$206,266
2011 RSU Grant	$0	$223,170	$0	$0	$588,770	$0	$0
Benefits and Perquisites
Incremental Nonqualified Pension[6]	$0	$0	$0	$0	$1,915,600	$0	$0
Deferred Compensation[7]	$335,778	$335,778	$335,778	$335,778	$335,778	$335,778	$335,778
Post-retirement Health Care[8]	$0	$0	$17,837	$0	$34,975	$0	$0
Executive AD&D Proceeds[9]	$0	$0	$0	$0	$0	$500,000	$500,000
280G Tax Gross-up10	$0	$0	$0	$0	$3,162,063	$0	$0
TOTAL	$335,778	$2,299,945	$1,856,509	$335,778	$11,730,615	$3,263,573	$2,961,989

     1 Mr. McArthur became eligible for early retirement at age 55 with 10 years of service in December 2011 under the Equity Incentive Plan only. Therefore, under the voluntary termination, involuntary not for cause termination, and for cause termination scenarios, Mr. McArthur would be treated as having met the early retirement criteria under the Equity Incentive Plan and would be paid out under the early retirement provisions of that plan. The payout would equal amounts listed under early retirement in the table above for performance shares and RSUs ($1,964,167). This amount would be added to the totals above for combined totals as follows: $2,299,945 under voluntary termination; $3,820,676 under involuntary not for cause termination, and $2,299,945 under for cause termination. Mr. McArthur is not eligible for early retirement under the MICP as he has less than 15 years of service at December 31, 2011. Mr. McArthur is not eligible for normal retirement.

     2 There is no provision for payment of salary under voluntary termination, early retirement, for cause termination or death. In the event of involuntary not for cause termination, the salary continuation provision of Mr. McArthur’s employment agreement requires a severance equal to 2.99 times his then current base salary ($502,640) payable in equal installments over a period of 2.99 years. In the event of involuntary or good reason termination (CIC), the maximum benefit allowed under the cash payment provision of the Management Change-in-Control Plan equals three times the sum of annual salary plus annual target MICP award (($502,640 + $276,452) x 3). In the event of a long-term disability, Mr. McArthur would receive 60% of base salary during the period of his disability, offset by any Social Security benefits and Progress Energy Pension Plan payments. The long-term disability payment as shown in the table above represents an annual amount before offsets.

     3 There is no provision for payment of annual incentive under voluntary termination, involuntary not for cause termination, or for cause termination. Mr. McArthur is not eligible for early retirement or normal retirement. In the event of involuntary or good reason termination (CIC), Mr. McArthur would receive 100% of his target bonus under the Annual Cash Incentive Compensation Plan provisions of the Management Change-in-Control Plan, calculated as 55% times $502,640. In the event of death or disability, Mr. McArthur would receive a pro-rata incentive award for the period worked during the year. For December 31, 2011, this is based on the full award. For 2011, Mr. McArthur’s MICP award was $305,000.

     4 Amounts shown for performance shares are based on a December 31, 2011, closing price of $56.02 per share. Voluntary termination, involuntary not for cause termination, and for cause termination are not applicable, but see footnote 1 with respect to early retirement eligibility under these scenarios. Mr. McArthur is not eligible for normal retirement. In the event of involuntary or good reason termination (CIC), unvested performance shares vest as of the date of Management Change-in-Control and payment is made based upon the target value of the award. In the event of early retirement or disability, a pro rata percentage of performance shares would vest based upon the period of employment during the performance measurement period and the extent that the performance factors are satisfied. In the event of death, the 2009 performance shares would vest 100% and be paid in an amount using performance factors determined at the time of the event. For the 2010 and 2011 performance grants, the target value of the award would be paid based upon time in the plan.

     5 Amounts shown for RSUs are based on a December 31, 2011, closing price of $56.02 per share. For a detailed description of outstanding RSUs, see the “Outstanding Equity Awards at 2011 Fiscal Year-End.” Voluntary termination, involuntary not for cause termination, and for cause termination are not applicable, but see footnote 1 with respect to early retirement eligibility under these scenarios. In the event of early retirement, Mr. McArthur would receive a pro rata percentage of all unvested RSUs, based upon the number of full months elapsed between the grant date and the date of early retirement. Mr. McArthur is not eligible for normal retirement. In the event of involuntary or good reason termination (CIC), all outstanding RSUs would vest immediately. Upon death or disability, all outstanding RSUs that are more than one year past their grant date would vest immediately. RSUs that are less than one year past their grant date would be forfeited. Mr. McArthur would immediately vest RSUs granted in 2007, 2009, and 2010; and would forfeit RSUs granted in 2011.

     6 Mr. McArthur was not vested under the SERP as of December 31, 2011, so this is the incremental value due to accelerated vesting under involuntary or good reason termination (CIC). No accelerated vesting or incremental nonqualified pension benefit applies under any other scenario above.

     7 All outstanding deferred compensation balances will be paid immediately following termination, subject to IRC Section 409(a) regulations, under each scenario. Mr. McArthur is not eligible for early retirement or normal retirement.

     8 No post-retirement health care benefits apply under voluntary termination, for cause termination, death or disability. Mr. McArthur is not eligible for early retirement or normal retirement. Under involuntary not for cause termination, Mr. McArthur would be reimbursed for 18 months of COBRA premiums at $990.95 per month as provided in his employment agreement. In the event of involuntary or good reason termination (CIC), the Management Change-in-Control Plan provides for Company-paid medical, dental and vision coverage in the same plan Mr. McArthur was participating in prior to termination for 36 months at $971.52 per month.

     9 Mr. McArthur would be eligible to receive $500,000 proceeds from the executive AD&D policy.

     10 Upon a change in control, the Management Change-in-Control Plan provides for the Company to pay all excise taxes under IRC Section 280G plus applicable gross-up amounts for Mr. McArthur. Under IRC Section 280G, Mr. McArthur would be subject to excise tax on $5,663,739 of excess parachute payments above his base amount. Those excess parachute payments result in $1,132,748 of excise taxes, $1,984,120 of tax gross-ups, and $45,195 of employer Medicare tax related to the excise tax payment.

2011 DIRECTOR COMPENSATION

     The following includes the required table and related narrative detailing the compensation each director received for his or her services in 2011.

	Fees Earned	Stock
	or Paid in Cash[1]	Awards[2]	Total[3]
Name	($)	($)	($)
(a)	(b)	(c)	(h)
John D. Baker II	$118,500	$60,000	$178,500
James E. Bostic, Jr.	$120,000	$60,000	$180,000
Harris E. DeLoach, Jr.	$130,000	$60,000	$190,000
James B. Hyler, Jr.	$118,500	$60,000	$178,500
Robert W. Jones	$140,500	$60,000	$200,500
W. Steven Jones	$127,500	$60,000	$187,500
Melquiades R. “Mel” Martinez	$120,000	$60,000	$180,000
E. Marie McKee	$133,500	$60,000	$193,500
John H. Mullin, III	$133,500	$60,000	$193,500
Charles W. Pryor, Jr.	$132,000	$60,000	$192,000
Carlos A. Saladrigas	$118,500	$60,000	$178,500
Theresa M. Stone	$132,000	$60,000	$192,000
Alfred C. Tollison, Jr.	$128,000	$60,000	$188,000

     1 Reflects the annual retainer plus any Board or Committee fees earned in 2011. Amounts may have been paid in cash or deferred under the Non-Employee Director Deferred Compensation Plan.

     2 Reflects the grant date fair value of awards granted under the Non-Employee Director Stock Unit Plan in 2011. The assumptions made in the valuation of awards granted pursuant to the Non-Employee Director Stock Unit Plan are not addressed in our consolidated financial statements, footnotes to our consolidated financial statements or in Management’s Discussion and Analysis because the Director Plan is immaterial to our consolidated financial statements. As a liability plan under FASB ASC Topic 718, the fair value of the Director Plan is re-measured at each financial statement date. The grant date fair value for each stock unit granted to each director on January 3, 2011 was $43.61.

     3 The total value of the perquisites and personal benefits received by each director was less than $10,000. Thus, those amounts are excluded from this table.

DISCUSSION OF DIRECTOR COMPENSATION TABLE

     The Corporate Governance Committee establishes the compensation of the Company’s Board of Directors. At the request of the Corporate Governance Committee, the compensation consultant prepared and provided a survey of our Benchmarking Peer Group’s director compensation. The elements of our director compensation program are discussed below.

RETAINER AND MEETING FEES

     During 2011, Directors who were not employees of the Company received the following retainers:

  An annual retainer of $105,000, of which $30,000 was automatically deferred under the Non-Employee Director Deferred Compensation Plan (see below);

  An additional retainer of $15,000 was paid to the Lead Director/Chair of each of the following standing Board Committees: Audit and Corporate Performance Committee; Governance Committee; and Organization and Compensation Committee;

  An additional retainer of $10,000 was paid to the Chair of each of the following standing Board Committees: Finance Committee and Operations and Nuclear Oversight Committee;

  An additional retainer of $7,500 was paid to the non-Chair members of the following standing Board Committees: Audit and Corporate Performance Committee and Organization and Compensation Committee;

  An additional retainer of $6,000 was paid to the non-Chair members of the following standing Board Committees: Governance Committee; Finance Committee; and Operations and Nuclear Oversight Committee;

  An attendance fee of $1,500 per meeting was paid to each member of a special committee appointed by the Governance Committee to investigate shareholder derivative claims resulting from the proposed merger with Duke Energy; and

  An additional retainer of $8,000 was paid to the Nuclear Oversight Director.

     A special meeting fee of $1,500 was paid in the January 1, 2011 retainer to each member of the Operations and Nuclear Oversight Committee. The special meeting was held on September 15, 2010, and the special meeting fee was approved by the Governance Committee on December 7, 2010.

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

     The table below includes the number of stock units deemed outstanding in the Non-Employee Director Deferred Compensation Plan as of December 31, 2011 for each Director listed in the Director Compensation Table above and the dollar values of dividend reinvestments and unit appreciation/depreciation accrued on such stock units during 2011.

	Stock Units Deemed	Dividend Reinvestments
	Outstanding as of	and Unit Appreciation/
Name	Dec. 31, 2011	Depreciation
John D. Baker II	5,909	$75,465
James E. Bostic, Jr.	14,943	$214,828
Harris E. DeLoach, Jr.	16,212	$226,100
James B. Hyler, Jr.	3,569	$45,318
Robert W. Jones	13,114	$178,482
W. Steven Jones	17,720	$248,020
Melquiades R. “Mel” Martinez	3,293	$36,957
E. Marie McKee	33,447	$489,270
John H. Mullin, III	22,798	$332,562
Charles W. Pryor, Jr.	3,640	$50,462
Carlos A. Saladrigas	8,937	$128,599
Theresa M. Stone	14,568	$201,565
Alfred C. Tollison, Jr.	15,697	$218,705

NON-EMPLOYEE DIRECTOR STOCK UNIT PLAN

     Effective January 1, 1998, we established the Non-Employee Director Stock Unit Plan (“Stock Unit Plan”). The Stock Unit Plan provides for an annual grant of stock units equivalent to $60,000 to each non-employee Director. Each unit is equal in economic value to one share of the Company’s Common Stock, but does not represent an equity interest or entitle its holder to vote. The number of units is adjusted from time to time to reflect the payment of dividends with respect to the Common Stock of the Company. Effective January 1, 2007, a Director shall be fully vested at all times in the stock units credited to his or her account. Unless otherwise agreed to by the participant and the Board, when the participant ceases to be a member of the Board of Directors, he or she will receive cash equal to the market value of a share of the Company’s Common Stock on the date of payment multiplied by the number of stock units credited to the participant’s account.

     The table below includes the number of stock units deemed outstanding in the Non-Employee Director Stock Unit Plan as of December 31, 2011 for each Director listed in the Director Compensation Table above and the dollar values of dividend reinvestments and unit appreciation/depreciation accrued on such stock units during 2011.

	Stock Units Deemed	Dividend Reinvestments
	Outstanding as of	and Unit Appreciation/
Name	Dec. 31, 2011	Depreciation
John D. Baker II	3,085	$45,223
James E. Bostic, Jr.	12,461	$183,193
Harris E. DeLoach, Jr.	8,032	$118,020
James B. Hyler, Jr.	4,845	$71,121
Robert W. Jones	6,437	$94,541
W. Steven Jones	9,718	$142,819
Melquiades R. “Mel” Martinez	1,448	$21,133
E. Marie McKee	15,606	$229,460
John H. Mullin, III	16,152	$237,496
Charles W. Pryor, Jr.	6,437	$94,542
Carlos A. Saladrigas	13,556	$199,304
Theresa M. Stone	9,718	$142,819
Alfred C. Tollison, Jr.	8,032	$118,021

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

Compensation Committee Interlocks and Insider Participation

     None of the directors who served as members of the Compensation Committee during 2011 was our employee or former employee and none of them had any relationship requiring disclosure under Item 404 of Regulation S-K. During 2011, none of our executive officers served on the compensation committee (or equivalent), or the board of directors of another entity whose executive officer(s) served on our Compensation Committee or Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of December 31, 2011

(c)
	(a)		Number of
	Number of		securities
	securities to		remaining available
	be issued upon	(b)	for future issuance
	exercise of	Weighted-average	under equity
	outstanding	exercise price of	compensation plans
	options,	outstanding	(excluding
	warrants and	options,	securities
Plan category	rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by
security holders	2,833,447	$44.56	5,073,752
Equity compensation plans not approved by
security holders	N/A	N/A	N/A
Total	2,833,447	$44.56	5,073,752

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

Stock Ownership by Principal Stockholders, Directors and Management

Principal Shareholders

     The table below sets forth the only shareholder we know to beneficially own more than 5 percent (5%) of the outstanding shares of our Common Stock as of December 31, 2011. We do not have any other class of voting securities.

Title of	Name and Address of	Number of Shares	Percentage of
Class	Beneficial Owner	Beneficially Owned	Class
Common Stock	State Street Corporation	27,404,688[1]	9.3
	One Lincoln Street
	Boston, MA 02111

     1 Consists of shares of Common Stock held by State Street Corporation, acting in various fiduciary capacities. State Street Corporation has sole power to vote with respect to 0 shares, sole dispositive power with respect to 0 shares, shared power to vote with respect to 27,404,688 shares and shared power to dispose of 27,404,688 shares. State Street Corporation has disclaimed beneficial ownership of all shares of Common Stock. (Based solely on information contained in a Schedule 13G filed by State Street Corporation on February 13, 2012.)

Management Ownership of Common Stock

     The following table describes the beneficial ownership of our Common Stock as of February 29, 2012, of (i) all current directors, (ii) each executive officer named in the Summary Compensation Table presented earlier in this document, and (iii) all directors and executive officers as a group. As of February 29, 2012, none of the individuals or the group in the above categories owned one percent (1%) or more of our voting securities. Unless otherwise noted, all shares of Common Stock set forth in the table are beneficially owned, directly or indirectly, with sole voting and investment power, by such shareholder.

Number of
Shares
of Common
Stock
Beneficially
Name	Owned[1]
John D. Baker II	7,450
James E. Bostic, Jr.	8,655 [1]
Harris E. DeLoach, Jr.	5,000
James B. Hyler, Jr.	1,000
William D. Johnson	240,142
Robert W. Jones	1,000
W. Steven Jones	1,000
Jeffrey J. Lyash	28,087
Melquiades R. “Mel” Martinez	500
John R. McArthur	76,535
E. Marie McKee	3,000 [1]
Mark F. Mulhern	51,918
John H. Mullin, III	10,000 [1]
Charles W. Pryor, Jr.	1,042
Carlos A. Saladrigas	7,000 [1]
Theresa M. Stone	1,000
Alfred C. Tollison, Jr.	1,000
Lloyd M. Yates	51,837
Shares of Common Stock beneficially owned by all directors and executive
officers of the Company as a group (24 persons)	609,769 [2]

     1 Includes shares of our Common Stock such director has the right to acquire beneficial ownership of within 60 days through the exercise of certain stock options, as follows:

Stock
Director	Options
James E. Bostic, Jr.	4,000
E. Marie McKee	2,000
John H. Mullin, III	6,000
Carlos A. Saladrigas	6,000

     2 Includes 18,000 shares in the aggregate that group members have the right to acquire beneficial ownership of within 60 days through the exercise of certain stock options.

Ownership of Units Representing Common Stock

     The table below shows ownership of units representing our Common Stock under the Non-Employee Director Deferred Compensation Plan and units under the Non-Employee Director Stock Unit Plan as of February 29, 2012. A unit of Common Stock does not represent an equity interest in the Company, and possesses no voting rights, but is equal in economic value at all times to one share of Common Stock.

	Directors’
	Deferred	Non-Employee
	Compensation	Director
Director	Plan	Stock Unit Plan
John D. Baker II	6,074	4,192
James E. Bostic, Jr.	15,251	13,612
Harris E. DeLoach, Jr.	16,874	9,162
James B. Hyler, Jr.	3,924	5,960
Robert W. Jones	13,761	7,559
W. Steven Jones	18,344	10,855
Melquiades R. “Mel” Martinez	3,847	2,547
E. Marie McKee	33,742	16,771
John H. Mullin, III	23,042	17,320
Charles W. Pryor, Jr.	3,794	7,559
Carlos A. Saladrigas	9,116	14,712
Theresa M. Stone	15,237	10,855
Alfred C. Tollison, Jr.	16,346	9,162

     The table below shows ownership as of February 29, 2012, of (i) performance units recorded to reflect awards deferred under the MICP; (ii) performance shares awarded under the Performance Share Sub-Plan of the 1997, 2002 and 2007 Equity Incentive Plans (“PSSP”) (see “Outstanding Equity Awards at 2011 Fiscal Year-End Table” on page 41); (iii) units recorded to reflect awards deferred under the PSSP; (iv) replacement units representing the value of our contributions to the 401(k) Savings & Stock Ownership Plan that would have been made but for the deferral of salary under the MDCP and contribution limitations under Section 415 of the Internal Revenue Code of 1986, as amended; and (v) RSUs awarded under the 2002 and 2007 Equity Incentive Plans.

			PSSP
Officer	MICP	PSSP	Deferred	MDCP	RSUs
William D. Johnson	1,890	117,490	—	1,170	73,938
Jeffrey J. Lyash	—	26,996	—	3,898	19,195
John R. McArthur	—	29,083	—	—	19,999
Mark F. Mulhern	949	26,030	—	—	18,765
Lloyd M. Yates	2,952	26,699	7,043	175	19,066

Changes in Control

     On January 8, 2011, Duke Energy and Progress Energy entered into a Merger Agreement. Pursuant to the Merger Agreement, Progress Energy will be acquired by Duke Energy in a stock-for-stock transaction and become a wholly owned subsidiary of Duke Energy. Both companies’ shareholders have approved the merger. However, the consummation of the merger is subject to customary conditions, including, among other things, expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, and receipt of approval, to the extent required, from the Federal Energy Regulatory Commission, the Federal Communications Commission, the Nuclear Regulatory Commission, the North Carolina Utilities Commission, the Kentucky Public Service Commission, and the South Carolina Public Service Commission. Although there are no merger-specific regulatory approvals required in Indiana, Ohio or Florida, the companies will continue to update the public service commissions in those states on the merger, as applicable and as required.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

     There were no transactions in 2011, and there are no currently proposed transactions involving more than $120,000, in which the Company or any of its subsidiaries was or is to be a participant and in which any of the Company’s directors, executive officers, nominees for director or any of their immediate family members had a direct or indirect material interest.

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

     Our general policy is to avoid Related Person Transactions. Nevertheless, we recognize that there are situations where Related Person Transactions might be in, or might not be inconsistent with, our best interests and those of our shareholders. These situations could include (but are not limited to) situations where we might obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when we provide products or services to Related Persons on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally. In determining whether to approve or disapprove each Related Person Transaction, the Governance Committee considers various factors, including (i) the identity of the Related Person; (ii) the nature of the Related Person’s interest in the particular transaction; (iii) the approximate dollar amount involved in the transaction; (iv) the approximate dollar value of the Related Person’s interest in the transaction; (v) whether the Related Person’s interest in the transaction conflicts with his obligations to the Company and its shareholders; (vi) whether the transaction will provide the Related Person with an unfair advantage in his dealings with the Company; and (vii) whether the transaction will affect the Related Person’s ability to act in the best interests of the Company and its shareholders. The Governance Committee will approve only those Related Person Transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders.

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
Melquiades R. “Mel” Martinez

In addition to considering the NYSE’s general independence standards, the Board has adopted categorical standards to assist it in making determinations of independence. The Board’s categorical independence standards are outlined in our Governance Guidelines. The Governance Guidelines are available on our Internet website and can be accessed at www.progress-energy.com/investor. All directors identified as independent in this document meet these categorical standards. Additionally, all members of the Audit and Corporate Performance Committee satisfy the NYSE and SEC independence requirements that apply to audit committee members.

     In determining that the individuals named above are or were independent directors, the Corporate Governance Committee (the “Governance Committee”) considered their involvement in various ordinary course commercial transactions and relationships during 2011 as described below:

  Mr. DeLoach served as an officer and director, and Mr. Mullin served as a director of a company that has been among the purchasers of the largest amounts of electric energy sold by PEC during the last three preceding calendar years. These transactions involve the rendering of services by a public utility at rates fixed in conformity with governmental authorities.

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

  Mr. W. Steven Jones serves as a director of a communications technology company that provided services to us in 2011.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fees

     Set forth in the table below is certain information relating to the aggregate fees billed by the Company’s independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) for professional services rendered to us for the fiscal years ended December 31, 2011 and 2010.

	2011	2010
Audit fees	$3,808,000	$3,395,000
Audit-related fees	22,000	64,000
Tax fees	19,000	22,000
Other fees	—	—
Total fees	$3,849,000	$3,481,000

     Audit fees include fees billed for services rendered in connection with (i) the audits of our annual financial statements and those of our SEC reporting subsidiaries (PEC and PEF); (ii) the audit of the effectiveness of our internal control over financial reporting; (iii) the reviews of the financial statements included in our Quarterly Reports on Form 10-Q and those of our SEC reporting subsidiaries; (iv) accounting consultations arising as part of the audits; and (v) audit services in connection with statutory, regulatory or other filings, including comfort letters and consents in connection with SEC filings and financing transactions. Audit fees for 2011 and 2010 also include $1,202,000 and $1,175,000, respectively, for services in connection with the Sarbanes-Oxley Act Section 404 and the related Public Company Accounting Oversight Board (“PCAOB”) Standard No. 5 relating to our internal control over financial reporting.

     Audit-related fees include fees billed for (i) special procedures and letter reports; (ii) benefit plan audits when fees are paid by us rather than directly by the plan; (iii) accounting consultations for prospective transactions not arising directly from the audits; and (iv) accounting research tool subscriptions.

     Tax fees include fees billed for tax compliance matters.

     The Audit Committee has concluded that the provision of the non-audit services listed above as “Tax fees” is compatible with maintaining Deloitte’s independence.

     None of the services provided required approval by the Audit Committee pursuant to the de minimis waiver provisions described below.

Audit Committee’s Pre-approval Policies and Procedures

     The Audit Committee has actively monitored all services provided by Deloitte and the relationship between audit and nonaudit services provided by Deloitte. We have adopted policies and procedures for preapproving all audit and permissible nonaudit services rendered by Deloitte, and the fees billed for those services. Our Controller (the “Controller”) is responsible to the Audit Committee for enforcement of this procedure, and for reporting noncompliance. Pursuant to the preapproval policy, the Audit Committee specifically preapproved the use of Deloitte for audit, audit-related and tax services.

     The preapproval policy requires management to obtain specific preapproval from the Audit Committee for the use of Deloitte for any permissible nonaudit services, which generally are limited to tax services, including tax compliance, tax planning, and tax advice services such as return review and consultation and assistance. Other types of permissible nonaudit services will not be considered for approval except in limited instances, which could include circumstances in which proposed services provide significant economic or other benefits to us. In determining whether to approve these services, the Audit Committee will assess whether these services adversely impair the independence of Deloitte. Any permissible nonaudit services provided during a fiscal year that (i) do not aggregate to more than 5 percent of the total fees paid to Deloitte for all services rendered during that fiscal year and (ii) were not recognized as nonaudit services at the time of the engagement must be brought to the attention of the Controller for prompt submission to the Audit Committee for approval. These de minimis nonaudit services must be approved by the Audit Committee or its designated representative before the completion of the services. Nonaudit services that are specifically prohibited under the Sarbanes-Oxley Act Section 404, SEC rules, and PCAOB rules are also specifically prohibited under the policy.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

    3. Exhibits Filed:

         See EXHIBIT INDEX.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGRESS ENERGY, INC.
Date: March 30, 2012	(Registrant)

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

Signature	Title	Date

/s/ William D. Johnson	Chairman	March 30, 2012
(William D. Johnson)

/s/ John D. Baker II	Director	March 30, 2012
(John D. Baker II)

/s/ James E. Bostic, Jr.	Director	March 30, 2012
(James E. Bostic, Jr.)

/s/ Harris E. DeLoach, Jr.	Director	March 30, 2012
(Harris E. DeLoach, Jr.)

/s/ James B. Hyler, Jr.	Director	March 30, 2012
(James B. Hyler, Jr.)

/s/ Robert W. Jones	Director	March 30, 2012
(Robert W. Jones)

/s/ W. Steven Jones	Director	March 30, 2012
(W. Steven Jones)

/s/ Melquiades R. Martinez	Director	March 30, 2012
(Melquiades R. Martinez)

/s/ E. Marie McKee	Director	March 30, 2012
(E. Marie McKee)

/s/ John H. Mullin, III	Director	March 30, 2012
(John H. Mullin, III)

/s/ Charles W. Pryor, Jr.	Director	March 30, 2012
(Charles W. Pryor, Jr.)

/s/ Carlos A. Saladrigas	Director	March 30, 2012
(Carlos A. Saladrigas)

/s/ Theresa M. Stone	Director	March 30, 2012
(Theresa M. Stone)

/s/ Alfred C. Tollison, Jr.	Director	March 30, 2012
(Alfred C. Tollison, Jr.)

Exhibit Index

Number	Exhibit
*2a(1)	Agreement and Plan of Merger, dated as of January 8, 2011, by and among Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K, dated January 8, 2011, File No. 1-15929).
*3a(1)	Amended and Restated Articles of Incorporation of Progress Energy, Inc. (f/k/a CP&L Energy, Inc.), as amended and restated on June 15, 2000 (filed as Exhibit No. 3a(1) to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, File No. 1-15929 and No. 1-3382).
*3a(2)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Progress Energy, Inc. (f/k/a CP&L Energy, Inc.), dated December 4, 2000 (filed as Exhibit 3b(1) to Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 28, 2002, File No. 1-15929).
*3a(3)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Progress Energy, Inc., dated May 10, 2006 (filed as Exhibit 3.A to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, File No. 1-15929, 1-3382 and 1-3274).
*3b(1)	By-Laws of Progress Energy, Inc., as amended on May 10, 2006 (filed as Exhibit 3.B to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, File No. 1-15929, 1-3382 and 1-3274).
*4b(1)	Indenture, dated as of February 15, 2001, between Progress Energy, Inc. and Bank One Trust Company, N.A., as Trustee, with respect to Senior Notes (filed as Exhibit 4(a) to Form 8-K dated February 27, 2001, File No. 1-15929).
*4e	Contingent Value Obligation Agreement, dated as of November 30, 2000, between CP&L Energy, Inc. and The Chase Manhattan Bank, as Trustee (Exhibit 4.1 to Current Report on Form 8-K dated December 12, 2000, File No. 1-3382).
*10b(1)	Progress Energy, Inc. Amended and Restated Credit Agreement dated as of February 15, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 15, 2012, File No. 1-15929).
+*10c(1)	Progress Energy, Inc. Form of Stock Option Agreement (filed as Exhibit 4.4 to Form S-8 dated September 27, 2001, File No. 333-70332).
+*10c(2)	Progress Energy, Inc. Form of Stock Option Award (filed as Exhibit 4.5 to Form S-8 dated September 27, 2001, File No. 333-70332).
+*10c(3)	2002 Progress Energy, Inc. Equity Incentive Plan, Amended and Restated effective January 1, 2007 (filed as Exhibit 10c(5) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(4)	Amended and Restated Broad-Based Performance Share Sub-Plan, Exhibit B to the 2002 Progress Energy, Inc. Equity Incentive Plan, effective January 1, 2007 (filed as Exhibit 10c(6) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(5)	Amended and Restated Executive and Key Manager Performance Share Sub-Plan, Exhibit A to the 2002 Progress Energy, Inc. Equity Incentive Plan (effective January 1, 2007) (filed as Exhibit 10c(7) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(6)	Progress Energy, Inc. 2007 Equity Incentive Plan (filed as Exhibit C to Form DEF 14A, as filed with the SEC on March 30, 2007, File No. 1-15929).
+*10c(7)	Executive and Key Manager 2007 Performance Share Sub-Plan, Exhibit A to the 2007 Equity Incentive Plan, effective January 1, 2007 (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 16, 2007, File No. 1-15929, No. 1-3382 and No. 1-3274).
+*10c(8)	Form of Progress Energy, Inc. Restricted Stock Agreement pursuant to the 2002 Progress Energy Inc. Equity Incentive Plan, as amended July 2002 (filed as Exhibit 10c(18) to Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005, File No. 1-3382 and 1-15929).
+*10c(9)	Form of Employment Agreement dated May 8, 2007 between (i) Progress Energy Service Company, LLC and Robert McGehee, John R. McArthur and Peter M. Scott III; (ii) PEC and Lloyd M. Yates, Fredrick N. Day IV, Paula M. Sims, William D. Johnson and Clayton S. Hinnant; and (iii) PEF and Jeffrey A. Corbett and Jeffrey J. Lyash (filed as Exhibit 10 to Quarterly Report on Form 10-Q for the period ended March 31, 2007, File No. 1-15929, No. 1-3382 and No. 1-3274).
+*10c(10)	Form of Employment Agreement between Progress Energy Service Company, LLC and Mark F. Mulhern dated September 18, 2007 (filed as Exhibit 10 to Quarterly Report on Form 10-Q for the period ended March 31, 2007, File No. 1-15929, No. 1-3382 and No. 1-3274).
+*10c(11)	Amendment, dated August 5, 2005, to Employment Agreement between Progress Energy Service Company, LLC and Peter M. Scott III (filed as Exhibit 10 to Quarterly Report on Form 10-Q for the period ended June 30, 2005, File No. 1-15929, 1-3382 and 1-3274).

Number	Exhibit
+*10c(12)	Form of Executive Permanent Life Insurance Agreement (filed as Exhibit 10c(23) to Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 1, 2007, File No. 1-3382, No. 1-15929, and No. 1-3274).
+*10c(13)	Form of Executive and Key Manager 2008 Performance Share Sub-Plan (filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the period ended March 31, 2008, File No. 1-15929, 1-3382 and 1-3274).
+*10c(14)	Progress Energy, Inc. 2009 Executive Incentive Plan, effective March 17, 2009 (filed as Exhibit D to Form DEF 14A, as filed with the SEC on March 31, 2009, File No. 1-15929).
+*10c(15)	Employment Agreement Term Sheet for William D. Johnson in connection with the Agreement and Plan of Merger, dated as of January 8, 2011, by and among Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc. (Exhibit C to the Agreement and Plan of Merger filed as Exhibit 2.1 to the Current Report on Form 8-K, dated January 8, 2011, File No. 1-15929).
+*10c(16)	Form of Letter Agreement, dated January 8, 2011, executed by certain officers of Progress Energy, Inc., waiving certain rights under Progress Energy, Inc.’s Management Change-in-Control Plan and their employment agreements (filed as Exhibit 10.1 to the Current Report on Form 8-K dated January 8, 2011, File No. 1-15929).
+*10c(17)	Deferred Compensation Plan for Key Management Employees of Progress Energy, Inc., amended and restated effective July 13, 2011 (filed as Exhibit 10(a) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).
+*10c(18)	Executive and Key Manager 2009 Performance Share Sub-Plan, Exhibit A to 2007 Equity Incentive Plan, amended and restated effective July 12, 2011 (filed as Exhibit 10(b) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274.
+*10c(19)	Amended Management Incentive Compensation Plan of Progress Energy, Inc., amended and restated effective July 12, 2011 (filed as Exhibit 10(c) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).
+*10c(20)	Progress Energy, Inc. Management Change-in-Control Plan, amended and restated effective July 13, 2011 (filed as Exhibit 10(d) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).
+*10c(21)	Progress Energy, Inc. Amended and Restated Management Deferred Compensation Plan, revised and restated effective July 12, 2011 (filed as Exhibit 10(e) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).
+*10c(22)	Progress Energy, Inc. Non-Employee Director Deferred Compensation Plan, amended and restated effective July 13, 2011 (filed as Exhibit 10(f) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).
+*10c(23)	Progress Energy, Inc. Non-Employee Director Stock Unit Plan, amended and restated effective July 13, 2011 (filed as Exhibit 10(g) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).
+*10c(24)	Amended and Restated Progress Energy, Inc. Restoration Retirement Plan, amended and restated effective July 13, 2011 (filed as Exhibit 10(h) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).
+*10c(25)	Amended and Restated Supplemental Senior Executive Retirement Plan of Progress Energy, Inc., amended and restated effective July 13, 2011 (filed as Exhibit 10(i) to Quarterly Report on Form 10-Q for the period ended September 30, 2011, File No. 1-15929, 1-3382 and 1-3274).
+•10c(26)	Form of Progress Energy, Inc. Restricted Stock Unit Award Agreement (Graded Vesting), effective September 15, 2011.
+•10c(27)	Form of Progress Energy, Inc. Restricted Stock Unit Award Agreement (Cliff Vesting), effective September 15, 2011.
+•10c(28)	First Amendment to the Progress Energy, Inc. Amended and Restated Management Deferred Compensation Plan, effective December 14, 2011.
+•10c(29)	First Amendment to the Progress Energy, Inc. Amended Management Incentive Compensation Plan, effective December 14, 2011.

Number	Exhibit
*10d(1)	Precedent and Related Agreements among Florida Power Corporation d/b/a Progress Energy Florida, Inc. (“PEF”), Southern Natural Gas Company, Florida Gas Transmission Company (“FGT”), and BG LNG Services, LLC (“BG”), including:
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
*10d(2)	Engineering, Procurement and Construction Agreement, dated as of December 31, 2008, between Florida Power Corporation d/b/a/ Progress Energy Florida, Inc., as owner, and a consortium consisting of Westinghouse Electric Company LLC and Stone & Webster, Inc., as contractor, for a two-unit AP1000 Nuclear Power Plant (filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 2, 2009). (The Registrants have requested confidential treatment for certain portions of this exhibit pursuant to an application for confidential treatment submitted to the SEC. These portions have been omitted from the above-referenced Current Report and submitted separately to the SEC.)
*12(a)	Computation of Ratio of Earnings to Fixed Charges (filed as Exhibit 12(a) to Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 29, 2012, File No. 1-15929, 1-3382 and 1-3274).
*21	Subsidiaries of Progress Energy, Inc (filed as Exhibit 21 to Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 29, 2012, File No. 1-15929, 1-3382 and 1-3274).
23	Consent of Deloitte & Touche LLP (filed as Exhibit 23 to Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 29, 2012, File No. 1-15929, 1-3382 and 1-3274).
•31(a)	302 Certification of Chief Executive Officer
•31(b)	302 Certification of Chief Financial Officer
31(c)	302 Certification of Chief Executive Officer
31(d)	302 Certification of Chief Financial Officer
99.1	Policies and Procedures for the Review, Approval or Ratification of Related Person Transactions

*	Incorporated herein by reference as indicated.
•	Filed as an exhibit to Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 29, 2012, File No. 1-15929, 1-3382 and 1-3274.
+	Management contract or compensation plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.