Form 10-Q
period 2012-03-31
PROGRESS ENERGY INC
filed 2012-05-08
CIK 1094093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether each registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

Progress Energy	Yes	☒	No	☐
PEC	Yes	☒	No	☐
PEF	Yes	☒	No	☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Progress Energy	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer	☐	Smaller reporting company	☐

PEC	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

PEF	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Progress Energy	Yes	☐	No	☒
PEC	Yes	☐	No	☒
PEF	Yes	☐	No	☒

At May 3, 2012, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares
Progress Energy	Common Stock (Without Par Value)	296,021,515

PEC	Common Stock (Without Par Value)	159,608,055 (all of which were held directly by Progress Energy, Inc.)

PEF	Common Stock (Without Par Value)	100 (all of which were held indirectly by Progress Energy, Inc.)

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

TABLE OF CONTENTS
GLOSSARY OF TERMS		2

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS		5

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	7

	Unaudited Condensed Interim Financial Statements:

	Progress Energy, Inc. (Progress Energy)
	Unaudited Condensed Consolidated Statements of Comprehensive Income	7
	Unaudited Condensed Consolidated Balance Sheets	8
	Unaudited Condensed Consolidated Statements of Cash Flows	9

	Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (PEC)
	Unaudited Condensed Consolidated Statements of Comprehensive Income	10
	Unaudited Condensed Consolidated Balance Sheets	11
	Unaudited Condensed Consolidated Statements of Cash Flows	12

	Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF)
	Unaudited Condensed Statements of Comprehensive Income	13
	Unaudited Condensed Balance Sheets	14
	Unaudited Condensed Statements of Cash Flows	15

	Combined Notes to Unaudited Condensed Interim Financial Statements for Progress Energy, Inc., Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. and Florida Power Corporation d/b/a Progress Energy Florida, Inc.	16

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	63

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	93

ITEM 4.	CONTROLS AND PROCEDURES	96

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	97

ITEM 1A.	RISK FACTORS	97

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	97

ITEM 6.	EXHIBITS	99

SIGNATURES		101

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

The following abbreviations, acronyms or initialisms are used by the Progress Registrants:

TERM	DEFINITION

2011 Form 10-K	Progress Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2011
401(k)	Progress Energy 401(k) Savings & Stock Ownership Plan
AFUDC	Allowance for funds used during construction
Anclote	PEF’s Anclote Units 1 and 2
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
ASLB	Atomic Safety and Licensing Board
the Asset Purchase Agreement	Agreement by and among Global, Earthco and certain affiliates, and the Progress Affiliates as amended on August 23, 2000
ASU	Accounting Standards Update
Audit Committee	Audit and Corporate Performance Committee of Progress Energy’s board of directors
BART	Best Available Retrofit Technology
Base Revenues	Non-GAAP measure defined as operating revenues excluding clause recoverable regulatory returns, miscellaneous revenues, fuel and other pass-through revenues and refunds, if any
Brunswick	PEC’s Brunswick Nuclear Plant
Btu	British thermal unit
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAVR	Clean Air Visibility Rule
CCRC	Capacity Cost-Recovery Clause
CERCLA or Superfund	Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended
Clean Smokestacks Act	North Carolina Clean Smokestacks Act
CO2	Carbon dioxide
COL	Combined license
Corporate and Other	Corporate and Other segment primarily includes the Parent, Progress Energy Service Company and miscellaneous other nonregulated businesses
CR1 and CR2	PEF’s Crystal River Units 1 and 2 coal-fired steam turbines
CR3	PEF’s Crystal River Nuclear Plant Unit 3
CR4 and CR5	PEF’s Crystal River Units 4 and 5 coal-fired steam turbines
CSAPR	Cross-State Air Pollution Rule
CVO	Contingent value obligation
D.C. Court of Appeals	U.S. Court of Appeals for the District of Columbia Circuit
DOE	U.S. Department of Energy
DOJ	U.S. Department of Justice
DSM	Demand-side management
Duke Energy	Duke Energy Corporation
Earthco	Four coal-based solid synthetic fuels limited liability companies of which three were wholly owned
ECCR	Energy Conservation Cost Recovery Clause
ECRC	Environmental Cost Recovery Clause

EE	Energy efficiency
EIP	Equity Incentive Plan
EPA	U.S. Environmental Protection Agency
EPC	Engineering, procurement and construction
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company, LLC
Fitch	Fitch Ratings
the Florida Global Case	U.S. Global, LLC v. Progress Energy, Inc. et al.
Florida Progress	Florida Progress Corporation
FPSC	Florida Public Service Commission
Funding Corp.	Florida Progress Funding Corporation, a wholly owned subsidiary of Florida Progress
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Global	U.S. Global, LLC
GWh	Gigawatt-hours
Harris	PEC’s Shearon Harris Nuclear Plant
IPP	Progress Energy Investor Plus Plan
kV	Kilovolt
kVA	Kilovolt-ampere
kWh	Kilowatt-hours
Levy	PEF’s proposed Levy Units No. 1 and No. 2 Nuclear Power Plants
LIBOR	London Inter Bank Offered Rate
MACT	Maximum achievable control technology
MATS	Mercury and Air Toxics Standards
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in PART I, Item 2 of this Form 10-Q
Medicare Act	Medicare Prescription Drug, Improvement and Modernization Act of 2003
the Merger Agreement	Agreement and Plan of Merger, dated as of January 8, 2011, by and among Progress Energy and Duke Energy
MGP	Manufactured gas plant
MW	Megawatts
MWh	Megawatt-hours
Moody’s	Moody’s Investors Service, Inc.
NAAQS	National Ambient Air Quality Standards
NC REPS	North Carolina Renewable Energy and Energy Efficiency Portfolio Standard
NCUC	North Carolina Utilities Commission
NDT	Nuclear decommissioning trust
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NO2	Nitrogen dioxide
North Carolina Global Case	Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
O&M	Operation and maintenance expense
OATT	Open Access Transmission Tariff
OCI	Other comprehensive income
Ongoing Earnings	Non-GAAP financial measure defined as GAAP net income attributable to controlling interests after excluding discontinued operations and the effects of certain identified gains and charges
OPEB	Postretirement benefits other than pensions

ORS	South Carolina Office of Regulatory Staff
the Parent	Progress Energy, Inc. holding company on an unconsolidated basis
PEC	Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.
PEF	Florida Power Corporation d/b/a Progress Energy Florida, Inc.
PESC	Progress Energy Service Company, LLC
Power Agency	North Carolina Eastern Municipal Power Agency
PPACA	Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act
Preferred Securities	7.10% Cumulative Quarterly Income Preferred Securities due 2039, Series A issued by the Trust
Preferred Securities Guarantee	Florida Progress’ guarantee of all distributions related to the Preferred Securities
Progress Affiliates	Five affiliated coal-based solid synthetic fuels facilities
Progress Energy	Progress Energy, Inc. and subsidiaries on a consolidated basis
Progress Registrants	The reporting registrants within the Progress Energy consolidated group. Collectively, Progress Energy, Inc., PEC and PEF
PRP	Potentially responsible party, as defined in CERCLA
PSSP	Performance Share Sub-Plan
QF	Qualifying facility
RCA	Revolving credit agreement
Reagents	Commodities such as ammonia and limestone used in emissions control technologies
REPS	Renewable energy portfolio standard
the Registration Statement	The registration statement filed on Form S-4 by Duke Energy related to the Merger
Robinson	PEC’s Robinson Nuclear Plant
ROE	Return on equity
RSU	Restricted stock unit
SCPSC	Public Service Commission of South Carolina
Section 29	Section 29 of the Code
Section 29/45K	General business tax credits earned after December 31, 2005 for synthetic fuels production in accordance with Section 29
Section 45K	Section 45K of the Code
Section 316(b)	Section 316(b) of the Clean Water Act
(See Note/s “#”)	For all sections, this is a cross-reference to the Combined Notes to the Financial Statements contained in PART I, Item 1 of this Form 10-Q
SERC	SERC Reliability Corporation
S&P	Standard & Poor’s Rating Services
SO2	Sulfur dioxide
SOx	Sulfur oxides
Subordinated Notes	7.10% Junior Subordinated Deferrable Interest Notes due 2039 issued by Funding Corp.
Tax Agreement	Intercompany Income Tax Allocation Agreement
the Trust	FPC Capital I
the Utilities	Collectively, PEC and PEF
VIE	Variable interest entity
VSP	Voluntary severance plan
Ward	Ward Transformer site located in Raleigh, N.C.
Ward OU1	Operable unit for stream segments downstream from the Ward site
Ward OU2	Operable unit for further investigation at the Ward facility and certain adjacent areas

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

In this combined report, each of the Progress Registrants makes forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The matters discussed throughout this combined Form 10-Q that are not historical facts are forward looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made, and the Progress Registrants undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

In addition, examples of forward-looking statements discussed in this Form 10-Q include, but are not limited to, statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) including, but not limited to, statements under the following headings: “Merger” about the proposed merger between Progress Energy and Duke Energy Corporation (Duke Energy) and the impact of the merger on our strategy and liquidity; “Results of Operations” about trends and uncertainties; “Liquidity and Capital Resources” about operating cash flows, future liquidity requirements and estimated capital expenditures; and “Other Matters” about the effects of new environmental regulations, changes in the regulatory environment, meeting anticipated demand in our regulated service territories, potential nuclear construction and our synthetic fuels tax credits.

Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following:

•	our ability to obtain the approvals required to complete the merger and the impact of compliance with material restrictions or conditions potentially imposed by our regulators;
•	the risk that the merger is terminated prior to completion and results in significant transaction costs to us;
•	our ability to achieve the anticipated results and benefits of the merger;
•	the impact of business uncertainties and contractual restrictions while the merger is pending;
•
the scope of necessary repairs of the delamination of PEF’s Crystal River Unit No. 3 Nuclear Plant (CR3) could prove more extensive than is currently identified, such repairs could prove not to be feasible, the cost of repair and/or replacement power could exceed our estimates and insurance coverage or may not be recoverable through the regulatory process;

•	the impact of fluid and complex laws and regulations, including those relating to the environment and energy policy;
•	our ability to recover eligible costs and earn an adequate return on investment through the regulatory process;
•	our ability to successfully operate electric generating facilities and deliver electricity to customers;
•	the impact on our facilities and businesses from a terrorist attack, cyber security threats and other catastrophic events;
•
our ability to meet the anticipated future need for additional baseload generation and associated transmission facilities in our regulated service territories and the accompanying regulatory and financial risks;

•	our ability to meet current and future renewable energy requirements;
•	the inherent risks associated with the operation and potential construction of nuclear facilities, including environmental, health, safety, regulatory and financial risks;
•	the financial resources and capital needed to comply with environmental laws and regulations;
•	risks associated with climate change;
•	weather and drought conditions that directly influence the production, delivery and demand for electricity;
•	recurring seasonal fluctuations in demand for electricity;
•	our ability to recover in a timely manner, if at all, costs associated with future significant weather events through the regulatory process;
•	fluctuations in the price of energy commodities and purchased power and our ability to recover such costs through the regulatory process;

•	the Progress Registrants’ ability to control costs, including operations and maintenance expense (O&M) and large construction projects;
•	our subsidiaries’ ability to pay upstream dividends or distributions to Progress Energy, Inc. holding company (the Parent);
•	current economic conditions;
•	our ability to successfully access capital markets on favorable terms;
•	the stability of commercial credit markets and our access to short- and long-term credit;
•	the impact that increases in leverage or reductions in cash flow may have on each of the Progress Registrants;
•	the Progress Registrants’ ability to maintain their current credit ratings and the impacts in the event their credit ratings are downgraded;
•	the investment performance of our nuclear decommissioning trust (NDT) funds;
•	the investment performance of the assets of our pension and benefit plans and resulting impact on future funding requirements;
•	the impact of potential goodwill impairments;
•	our ability to fully utilize tax credits generated from the previous production and sale of qualifying synthetic fuels under Internal Revenue Code Section 29/45K (Section 29/45K); and
•	the outcome of any ongoing or future litigation or similar disputes and the impact of any such outcome or related settlements.

Many of these risks similarly impact our nonreporting subsidiaries.

These and other risk factors are detailed from time to time in the Progress Registrants’ filings with the SEC. Many, but not all, of the factors that may impact actual results are discussed in Item 1A, “Risk Factors,” in the Progress Registrants’ most recent annual report on Form 10-K, which was filed with the SEC on February 29, 2012, and is updated for material changes, if any, in this Form 10-Q and in our other SEC filings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can management assess the effect of each such factor on the Progress Registrants.

PART I.  FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2012

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME
(in millions except per share data)
Three months ended March 31	2012	2011
Operating revenues	$2,092	$2,167
Operating expenses
Fuel used in electric generation	685	718
Purchased power	210	220
Operation and maintenance	529	494
Depreciation, amortization and accretion	166	154
Taxes other than on income	138	140
Other	-	(10)
Total operating expenses	1,728	1,716
Operating income	364	451
Other income
Interest income	1	1
Allowance for equity funds used during construction	24	29
Other, net	13	3
Total other income, net	38	33
Interest charges
Interest charges	194	199
Allowance for borrowed funds used during construction	(9)	(9)
Total interest charges, net	185	190
Income from continuing operations before income tax	217	294
Income tax expense	76	107
Income from continuing operations	141	187
Discontinued operations, net of tax	11	(2)
Net income	152	185
Net income attributable to noncontrolling interests, net of tax	(2)	(1)
Net income attributable to controlling interests	$150	$184
Average common shares outstanding – basic	297	295
Basic and diluted earnings per common share
Income from continuing operations attributable to controlling interests, net of tax	$0.47	$0.63
Discontinued operations attributable to controlling interests, net of tax	0.04	(0.01)
Net income attributable to controlling interests	$0.51	$0.62
Dividends declared per common share	$0.620	$0.620
Net income amounts attributable to controlling interests
Income from continuing operations, net of tax	$139	$186
Discontinued operations, net of tax	11	(2)
Net income attributable to controlling interests	$150	$184
Comprehensive income
Comprehensive income	$157	$189
Comprehensive income attributable to noncontrolling interests, net of tax	(2)	(1)
Comprehensive income attributable to controlling interests	$155	$188

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)	March 31, 2012	December 31, 2011
ASSETS
Utility plant
Utility plant in service	$31,284	$31,065
Accumulated depreciation	(12,141)	(12,001)
Utility plant in service, net	19,143	19,064
Other utility plant, net	217	217
Construction work in progress	2,698	2,449
Nuclear fuel, net of amortization	747	767
Total utility plant, net	22,805	22,497
Current assets
Cash and cash equivalents	565	230
Receivables, net	758	889
Inventory, net	1,447	1,438
Regulatory assets	250	275
Derivative collateral posted	166	147
Deferred tax assets	518	371
Prepayments and other current assets	131	133
Total current assets	3,835	3,483
Deferred debits and other assets
Regulatory assets	3,123	3,025
Nuclear decommissioning trust funds	1,762	1,647
Miscellaneous other property and investments	413	407
Goodwill	3,655	3,655
Other assets and deferred debits	382	345
Total deferred debits and other assets	9,335	9,079
Total assets	$35,975	$35,059
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 500 million shares authorized, 296 million and 295 million shares issued and outstanding, respectively	$7,451	$7,434
Accumulated other comprehensive loss	(160)	(165)
Retained earnings	2,718	2,752
Total common stock equity	10,009	10,021
Noncontrolling interests	2	4
Total equity	10,011	10,025
Preferred stock of subsidiaries	93	93
Long-term debt, affiliate	273	273
Long-term debt, net	11,742	11,718
Total capitalization	22,119	22,109
Current liabilities
Current portion of long-term debt	1,375	950
Short-term debt	1,056	671
Accounts payable	878	909
Interest accrued	193	200
Dividends declared	2	78
Customer deposits	343	340
Derivative liabilities	484	436
Accrued compensation and other benefits	127	195
Other current liabilities	304	306
Total current liabilities	4,762	4,085
Deferred credits and other liabilities
Noncurrent income tax liabilities	2,637	2,355
Accumulated deferred investment tax credits	101	103
Regulatory liabilities	2,684	2,700
Asset retirement obligations	1,282	1,265
Accrued pension and other benefits	1,611	1,625
Derivative liabilities	364	352
Other liabilities and deferred credits	415	465
Total deferred credits and other liabilities	9,094	8,865
Commitments and contingencies (Notes 13 and 14)
Total capitalization and liabilities	$35,975	$35,059

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

PROGRESS ENERGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(in millions)
Three months ended March 31	2012	2011
Operating activities
Net income	$152	$185
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	200	199
Deferred income taxes and investment tax credits, net	107	101
Deferred fuel (credit) cost	(6)	70
Allowance for equity funds used during construction	(24)	(29)
Other adjustments to net income	(7)	56
Cash provided (used) by changes in operating assets and liabilities
Receivables	78	163
Inventory	(10)	(49)
Other assets	(48)	7
Income taxes, net	(7)	57
Accounts payable	23	(89)
Accrued pension and other benefits	(33)	(224)
Other liabilities	(69)	(1)
Net cash provided by operating activities	356	446
Investing activities
Gross property additions	(562)	(501)
Nuclear fuel additions	(51)	(57)
Purchases of available-for-sale securities and other investments	(363)	(1,817)
Proceeds from available-for-sale securities and other investments	359	1,809
Other investing activities	65	46
Net cash used by investing activities	(552)	(520)
Financing activities
Issuance of common stock, net	3	8
Dividends paid on common stock	(260)	(183)
Proceeds from issuance of short-term debt with original maturities greater than 90 days	65	-
Net increase in short-term debt	320	79
Proceeds from issuance of long-term debt, net	444	494
Retirement of long-term debt	-	(700)
Other financing activities	(41)	(63)
Net cash provided (used) by financing activities	531	(365)
Net increase (decrease) in cash and cash equivalents	335	(439)
Cash and cash equivalents at beginning of period	230	611
Cash and cash equivalents at end of period	$565	$172
Supplemental disclosures
Significant noncash transactions
Accrued property additions	$225	$178

See Notes to Progress Energy, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY
d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2012

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME
(in millions)
Three months ended March 31	2012	2011
Operating revenues	$1,085	$1,133
Operating expenses
Fuel used in electric generation	349	363
Purchased power	65	67
Operation and maintenance	374	295
Depreciation, amortization and accretion	134	124
Taxes other than on income	56	56
Other	(1)	-
Total operating expenses	977	905
Operating income	108	228
Other income (expense)
Allowance for equity funds used during construction	15	20
Other, net	4	(2)
Total other income, net	19	18
Interest charges
Interest charges	56	50
Allowance for borrowed funds used during construction	(5)	(5)
Total interest charges, net	51	45
Income before income tax	76	201
Income tax expense	24	70
Net income	52	131
Preferred stock dividend requirement	(1)	(1)
Net income available to parent	$51	$130
Comprehensive income	$57	$133

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)	March 31, 2012	December 31, 2011
ASSETS
Utility plant
Utility plant in service	$17,613	$17,439
Accumulated depreciation	(7,628)	(7,567)
Utility plant in service, net	9,985	9,872
Other utility plant, net	181	181
Construction work in progress	1,439	1,294
Nuclear fuel, net of amortization	519	540
Total utility plant, net	12,124	11,887
Current assets
Cash and cash equivalents	21	20
Receivables, net	400	492
Receivables from affiliated companies	21	13
Inventory, net	779	775
Deferred fuel cost	25	31
Deferred tax assets	166	142
Prepayments and other current assets	99	76
Total current assets	1,511	1,549
Deferred debits and other assets
Regulatory assets	1,352	1,310
Nuclear decommissioning trust funds	1,163	1,088
Miscellaneous other property and investments	187	188
Other assets and deferred debits	87	80
Total deferred debits and other assets	2,789	2,666
Total assets	$16,424	$16,102
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 200 million shares authorized, 160 million shares issued and outstanding	$2,155	$2,148
Accumulated other comprehensive loss	(66)	(71)
Retained earnings	2,884	3,011
Total common stock equity	4,973	5,088
Preferred stock	59	59
Long-term debt, net	3,693	3,693
Total capitalization	8,725	8,840
Current liabilities
Current portion of long-term debt	500	500
Short-term debt	441	188
Notes payable to affiliated companies	42	31
Accounts payable	520	527
Payables to affiliated companies	64	41
Interest accrued	64	77
Customer deposits	120	116
Derivative liabilities	149	130
Accrued compensation and other benefits	76	110
Other current liabilities	118	85
Total current liabilities	2,094	1,805
Deferred credits and other liabilities
Noncurrent income tax liabilities	2,062	1,976
Accumulated deferred investment tax credits	97	98
Regulatory liabilities	1,632	1,543
Asset retirement obligations	908	896
Accrued pension and other benefits	677	687
Other liabilities and deferred credits	229	257
Total deferred credits and other liabilities	5,605	5,457
Commitments and contingencies (Notes 13 and 14)
Total capitalization and liabilities	$16,424	$16,102

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(in millions)
Three months ended March 31	2012	2011
Operating activities
Net income	$52	$131
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	162	161
Deferred income taxes and investment tax credits, net	46	69
Deferred fuel cost	7	29
Allowance for equity funds used during construction	(15)	(20)
Other adjustments to net income	23	12
Cash provided (used) by changes in operating assets and liabilities
Receivables	50	102
Receivables from affiliated companies	(8)	11
Inventory	(5)	(45)
Other assets	(18)	(8)
Income taxes, net	(38)	81
Accounts payable	11	(48)
Payables to affiliated companies	23	(24)
Accrued pension and other benefits	(17)	(147)
Other liabilities	(27)	13
Net cash provided by operating activities	246	317
Investing activities
Gross property additions	(356)	(279)
Nuclear fuel additions	(38)	(50)
Purchases of available-for-sale securities and other investments	(138)	(149)
Proceeds from available-for-sale securities and other investments	133	141
Changes in advances to affiliated companies	-	(1)
Other investing activities	64	5
Net cash used by investing activities	(335)	(333)
Financing activities
Dividends paid on preferred stock	(1)	(1)
Dividends paid to parent	(175)	(100)
Net increase in short-term debt	253	-
Changes in advances from affiliated companies	11	-
Other financing activities	2	-
Net cash provided (used) by financing activities	90	(101)
Net increase (decrease) in cash and cash equivalents	1	(117)
Cash and cash equivalents at beginning of period	20	230
Cash and cash equivalents at end of period	$21	$113
Supplemental disclosures
Significant noncash transactions
Accrued property additions	$162	$98

See Notes to Progress Energy Carolinas, Inc. Unaudited Condensed Consolidated Interim Financial Statements.

FLORIDA POWER CORPORATION
d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2012

UNAUDITED CONDENSED STATEMENTS of COMPREHENSIVE INCOME
(in millions)
Three months ended March 31	2012	2011
Operating revenues	$1,005	$1,032
Operating expenses
Fuel used in electric generation	336	355
Purchased power	145	153
Operation and maintenance	160	210
Depreciation, amortization and accretion	27	25
Taxes other than on income	82	85
Other	-	(12)
Total operating expenses	750	816
Operating income	255	216
Other income
Allowance for equity funds used during construction	9	9
Other, net	-	3
Total other income, net	9	12
Interest charges
Interest charges	67	69
Allowance for borrowed funds used during construction	(4)	(4)
Total interest charges, net	63	65
Income before income tax	201	163
Income tax expense	73	61
Net income	128	102
Preferred stock dividend requirement	(1)	(1)
Net income available to parent	$127	$101
Comprehensive income	$129	$102

See Notes to Progress Energy Florida, Inc. Unaudited Condensed Interim Financial Statements.

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(in millions)	March 31, 2012	December 31, 2011
ASSETS
Utility plant
Utility plant in service	$13,506	$13,461
Accumulated depreciation	(4,433)	(4,356)
Utility plant in service, net	9,073	9,105
Held for future use	36	36
Construction work in progress	1,259	1,155
Nuclear fuel, net of amortization	228	227
Total utility plant, net	10,596	10,523
Current assets
Cash and cash equivalents	18	16
Receivables, net	345	372
Receivables from affiliated companies	32	19
Notes receivable from affiliated companies	6	-
Inventory, net	669	663
Regulatory assets	225	244
Derivative collateral posted	136	123
Deferred tax assets	223	138
Prepayments and other current assets	25	39
Total current assets	1,679	1,614
Deferred debits and other assets
Regulatory assets	1,659	1,602
Nuclear decommissioning trust funds	599	559
Other assets and deferred debits	199	186
Total deferred debits and other assets	2,457	2,347
Total assets	$14,732	$14,484
CAPITALIZATION AND LIABILITIES
Common stock equity
Common stock without par value, 60 million shares authorized, 100 shares issued and outstanding	$1,760	$1,757
Accumulated other comprehensive loss	(26)	(27)
Retained earnings	2,966	2,945
Total common stock equity	4,700	4,675
Preferred stock	34	34
Long-term debt, net	4,057	4,482
Total capitalization	8,791	9,191
Current liabilities
Current portion of long-term debt	425	-
Short-term debt	360	233
Notes payable to affiliated companies	-	8
Accounts payable	336	358
Payables to affiliated companies	38	25
Interest accrued	66	54
Customer deposits	223	224
Derivative liabilities	335	268
Accrued compensation and other benefits	30	53
Other current liabilities	129	112
Total current liabilities	1,942	1,335
Deferred credits and other liabilities
Noncurrent income tax liabilities	1,553	1,405
Regulatory liabilities	967	1,071
Asset retirement obligations	374	369
Accrued pension and other benefits	591	598
Capital lease obligations	188	189
Derivative liabilities	234	231
Other liabilities and deferred credits	92	95
Total deferred credits and other liabilities	3,999	3,958
Commitments and contingencies (Notes 13 and 14)
Total capitalization and liabilities	$14,732	$14,484

See Notes to Progress Energy Florida, Inc. Unaudited Condensed Interim Financial Statements.

FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
UNAUDITED CONDENSED STATEMENTS of CASH FLOWS
(in millions)
Three months ended March 31	2012	2011
Operating activities
Net income	$128	$102
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, amortization and accretion	31	29
Deferred income taxes and investment tax credits, net	53	60
Deferred fuel (credit) cost	(13)	41
Allowance for equity funds used during construction	(9)	(9)
Other adjustments to net income	(20)	35
Cash provided (used) by changes in operating assets and liabilities
Receivables	15	72
Receivables from affiliated companies	(13)	(7)
Inventory	(6)	(5)
Other assets	(27)	19
Income taxes, net	22	63
Accounts payable	14	(45)
Payables to affiliated companies	13	(6)
Accrued pension and other benefits	(14)	(74)
Other liabilities	15	26
Net cash provided by operating activities	189	301
Investing activities
Gross property additions	(197)	(218)
Nuclear fuel additions	(13)	(7)
Purchases of available-for-sale securities and other investments	(225)	(1,659)
Proceeds from available-for-sale securities and other investments	225	1,659
Changes in advances to affiliated companies	(6)	-
Other investing activities	16	42
Net cash used by investing activities	(200)	(183)
Financing activities
Dividends paid on preferred stock	(1)	(1)
Dividends paid to parent	(105)	(325)
Proceeds from issuance of short-term debt with original maturities greater than 90 days	65	-
Net increase in short-term debt	62	-
Changes in advances from affiliated companies	(8)	(2)
Net cash provided (used) by financing activities	13	(328)
Net increase (decrease) in cash and cash equivalents	2	(210)
Cash and cash equivalents at beginning of period	16	249
Cash and cash equivalents at end of period	$18	$39
Supplemental disclosures
Significant noncash transactions
Accrued property additions	$60	$78

See Notes to Progress Energy Florida, Inc. Unaudited Condensed Interim Financial Statements.

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

Registrant	Applicable Notes

PEC	1 through 3, 5 through 11, 13 and 14

PEF	1 through 3, 5 through 11, 13 and 14

PROGRESS ENERGY, INC.
CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
COMBINED NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	ORGANIZATION

In this report, Progress Energy, which includes Progress Energy, Inc. holding company (the Parent) and its regulated and nonregulated subsidiaries on a consolidated basis, is at times referred to as “we,” “us” or “our.” When discussing Progress Energy’s financial information, it necessarily includes the results of Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (PEC) and Florida Power Corporation d/b/a Progress Energy Florida, Inc. (PEF) (collectively, the Utilities). The term “Progress Registrants” refers to each of the three separate registrants: Progress Energy, PEC and PEF. The information in these combined notes relates to each of the Progress Registrants as noted in the Index to these Combined Notes. However, neither of the Utilities makes any representation as to information related solely to Progress Energy or the subsidiaries of Progress Energy other than itself.

PROGRESS ENERGY

The Parent is a holding company headquartered in Raleigh, N.C., subject to regulation by the Federal Energy Regulatory Commission (FERC).

Our reportable segments are PEC and PEF, both of which are primarily engaged in the generation, transmission, distribution and sale of electricity. The Corporate and Other segment primarily includes amounts applicable to the activities of the Parent and Progress Energy Service Company, LLC (PESC) and other miscellaneous nonregulated businesses (Corporate and Other) that do not separately meet the quantitative disclosure requirements as a reportable business segment. See Note 12 for further information about our segments.

PEC

PEC is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. PEC’s subsidiaries are involved in insignificant nonregulated business activities. PEC is subject to the regulatory jurisdiction of the North Carolina Utilities Commission (NCUC), Public Service Commission of South Carolina (SCPSC), the United States Nuclear Regulatory Commission (NRC) and the FERC.

PEF

PEF is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in west central Florida. PEF is subject to the regulatory jurisdiction of the Florida Public Service Commission (FPSC), the NRC and the FERC.

B.	BASIS OF PRESENTATION

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The December 31, 2011 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Because the accompanying interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements, they should be read in conjunction with the audited financial statements and notes thereto included in the Progress Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2011 (2011 Form 10-K).

The amounts included in these financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary to fairly present the Progress Registrants’ financial position and results of operations for the interim periods. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to seasonal weather variations, the impact of regulatory orders received, and the timing of outages of electric generating units, especially nuclear-fueled units, the results of operations for interim periods are not necessarily indicative of amounts expected for the entire year or future periods.

In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Certain amounts for 2011 have been reclassified to conform to the 2012 presentation.

The Utilities collect from customers certain excise taxes levied by the state or local government upon the customers. The Utilities account for sales and use tax on a net basis and gross receipts tax, franchise taxes and other excise taxes on a gross basis.

The amount of gross receipts tax, franchise taxes and other excise taxes included in operating revenues and taxes other than on income in the statements of comprehensive income were as follows:

	Three months ended March 31
(in millions)	2012	2011
Progress Energy	$69	$73
PEC	26	28
PEF	43	45

C.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

We consolidate all voting interest entities in which we own a majority voting interest and all variable interest entities (VIEs) for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

PROGRESS ENERGY

Progress Energy, through its subsidiary PEC, is the primary beneficiary of, and consolidates an entity that qualifies for rehabilitation tax credits under Section 47 of the Internal Revenue Code. Our variable interests are debt and equity investments in the VIE. There were no changes to our assessment of the primary beneficiary for this VIE during 2011 or for the period ended March 31, 2012. No financial or other support has been provided to the VIE during the periods presented.

The following table sets forth the carrying amount and classification of our investment in the VIE as reflected in the Consolidated Balance Sheets:

(in millions)	March 31, 2012	December 31, 2011
Miscellaneous other property and investments	$12	$12
Cash and cash equivalents	1	1

The assets of the VIE are collateral for, and can only be used to settle, its obligations. The creditors of the VIE do not have recourse to our general credit or the general credit of PEC, and there are no other arrangements that could expose us to losses.

Progress Energy, through its subsidiary PEC, is the primary beneficiary of two VIEs that were established to lease buildings to PEC under capital lease agreements. Our maximum exposure to loss from these leases is a $7.5 million mandatory fixed price purchase option for one of the buildings. Total lease payments to these counterparties under the lease agreements were $1 million for each of the three months ended March 31, 2012 and 2011. We have requested the necessary information to consolidate these entities; both entities from which the necessary financial information was requested declined to provide the information to us, and, accordingly, we have applied the information scope exception provided by GAAP to the entities. We believe the effect of consolidating the entities would have an insignificant impact on our common stock equity, net earnings or cash flows. However, because we have not received any financial information from the counterparties, the impact cannot be determined at this time.

PEC

See discussion of PEC’s variable interests within the Progress Energy section.

PEF

PEF has no significant variable interests in VIEs.

2.	MERGER AGREEMENT

On January 8, 2011, Duke Energy Corporation (Duke Energy) and Progress Energy entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, Progress Energy will be acquired by Duke Energy in a stock-for-stock transaction and become a wholly owned subsidiary of Duke Energy. The Merger Agreement originally had a termination date of January 8, 2012, which has been extended to July 8, 2012. The Merger Agreement can be extended past July 8, 2012, only by mutual agreement of Progress Energy and Duke Energy.

Under the terms of the Merger Agreement, each share of Progress Energy common stock will be cancelled and converted into the right to receive 2.6125 shares of Duke Energy common stock. Each outstanding option to acquire, and each outstanding equity award relating to, one share of Progress Energy common stock will be converted into an option to acquire, or an equity award relating to, 2.6125 shares of Duke Energy common stock. The board of directors of Duke Energy approved a reverse stock split, at a ratio of 1-for-3, subject to completion of the merger. Accordingly, the adjusted exchange ratio is expected to be 0.87083 of a share of Duke Energy common stock, options and equity awards for each Progress Energy common share, option and equity award.

The combined company, to be called Duke Energy, will have an 18-member board of directors. The board will be comprised of, subject to their ability and willingness to serve, all 11 current directors of Duke Energy and seven current directors of Progress Energy. At the time of the merger, William D. Johnson, Chairman, President and CEO of Progress Energy, will be President and CEO of Duke Energy, and James E. Rogers, Chairman, President and CEO of Duke Energy, will be the Executive Chairman of the board of directors of Duke Energy, subject to their ability and willingness to serve.

Consummation of the merger is subject to customary conditions, including, among others things, approval by the shareholders of each company, expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, and receipt of approvals, to the extent required, from the FERC, the Federal Communications Commission, the NRC, the NCUC, the Kentucky Public Service Commission and the SCPSC. Although there are no merger-specific regulatory approvals required in Indiana, Ohio or Florida, the companies will continue to update the public service commissions in those states on the merger, as applicable and as required. The status of these matters is as follows, and we cannot predict the outcome of pending approvals:

Shareholder Approval
•	On August 23, 2011, the merger was approved by the shareholders of Progress Energy and Duke Energy.

Federal Regulatory Approvals
•
Progress Energy and Duke Energy met their obligations under the Hart-Scott-Rodino Act with their March 28, 2011 filing with the U.S. Department of Justice (DOJ) for review under U.S. antitrust laws. Because the merger was not anticipated to close before the April 26, 2012 expiration of the original filing, Progress Energy and Duke Energy filed a new Hart-Scott-Rodino filing on March 22, 2012, in order to be able to close the merger and continue to meet their obligations under the Hart-Scott-Rodino Act. The 30-day waiting period required by the Hart-Scott-Rodino Act expired without Progress Energy or Duke Energy having received requests for additional information. Progress Energy and Duke Energy have met their obligations under the Hart-Scott-Rodino Act.

•
On January 5, 2012, the Federal Communications Commission extended its approval of the Assignment of Authorization filings to transfer control of certain licenses. The extended approval expires on July 12, 2012.

•
On September 30, 2011, the FERC, which assesses market power-related issues, conditionally approved the merger application filed by Progress Energy and Duke Energy. The approval is subject to the FERC’s acceptance of market power mitigation measures to address the FERC’s finding that the combined company could have an adverse effect on competition in the North Carolina and South Carolina wholesale power markets. Progress Energy and Duke Energy filed a market power mitigation plan with the FERC on October 17, 2011, that proposed a “virtual divestiture” under which power up to a certain amount would have been offered into the wholesale market rather than the sale or divestiture of physical assets. A virtual divestiture is one option the FERC indicated could be used to mitigate its market power concerns. On December 14, 2011, the FERC affirmed its conditional approval of the merger, but the FERC rejected the proposed market power mitigation plan. On March 26, 2012, Progress Energy and Duke Energy filed a second market power mitigation plan with the FERC. The revised mitigation plan consists of both interim and permanent components. The two- to three-year interim component consists of several power purchase agreements whereby the companies propose to sell capacity and firm energy during the summer (June – August) and winter (December – February) to new market participants. Together, the companies would sell 800 megawatts (MWs) during summer off-peak hours, 475 MWs during summer peak hours, 225 MWs during winter off-peak hours, and 25 MWs during winter peak hours. The agreements have been executed, contingent on the closing of the merger, and will be in effect upon the closing of the merger and remain in effect until the permanent component is operational. The permanent component consists of seven transmission projects to be constructed, estimated to cost approximately $110 million. The transmission projects significantly increase power import capabilities into the PEC and Duke Energy Carolinas service territories and enhance competitive power supply options for the region. Progress Energy and Duke Energy have requested that the FERC issue orders approving the revised mitigation plan within 60 days of the filing date, but no later than June 8, 2012. There is no statutory requirement that the FERC act within a specified timeframe. On April 10, 2012, Progress Energy and Duke Energy received a request from the FERC for additional information on the transmission-related models provided by Progress Energy and Duke Energy in the revised mitigation plan. On April 13, 2012, Progress Energy and Duke Energy responded to the FERC’s request. In the response, the companies reaffirmed their request that the FERC approve the revised mitigation plan within 60 days of the original filing date, but no later than June 8, 2012. Four participants to the proceedings filed comments before the April 25, 2012 filing deadline. On May 1, 2012, the companies filed a response to the comments with the FERC. The companies are working with the North Carolina Public Staff and the South Carolina Office of Regulatory Staff (ORS) on appropriate state ratemaking treatment associated with the measures in the revised market mitigation plan and other merger-related issues. The companies’ decision to close the merger will be subject to the companies obtaining acceptable resolution of various state ratemaking issues.

•
On April 4, 2011, Progress Energy and Duke Energy made two additional filings with the FERC. The first filing is a joint dispatch agreement, pursuant to which PEC and Duke Energy Carolinas will agree to jointly dispatch their generation facilities in order to achieve certain of the operating efficiencies expected to result from the merger. The second filing is a joint open access transmission tariff (OATT) pursuant to which PEC and Duke Energy Carolinas will agree to provide transmission service over their transmission facilities under a single transmission rate. On December 14, 2011, in conjunction with the aforementioned decision on the proposed market power mitigation plan, the FERC dismissed the applications for approval of the joint dispatch agreement and the joint OATT without prejudice. As allowed under the FERC’s December 14, 2011 order, Progress Energy and Duke Energy refiled the joint dispatch agreement and OATT with the FERC on March 26, 2012.

•
On December 2, 2011, the NRC approved the filing requesting an indirect transfer of control of licenses for Progress Energy’s nuclear facilities to include Duke Energy as the ultimate parent corporation on these licenses.

State Regulatory Approvals
•
On April 4, 2011, Progress Energy and Duke Energy filed a merger approval application and an application for approval of a joint dispatch agreement between PEC and Duke Energy Carolinas with the NCUC. On September 2, 2011, the North Carolina Public Staff filed a settlement agreement with the NCUC. On September 6, 2011, Progress Energy and Duke Energy signed a settlement with the ORS, a party to the North Carolina proceedings to resolve the ORS’s issues in the North Carolina proceeding. Under the settlement agreement with the North Carolina Public Staff, Progress Energy and Duke Energy will provide $650 million in system fuel cost savings for customers in North Carolina and South Carolina over the five years following the close of the merger, maintain their current level of community support in North Carolina for the next four years, and provide $15 million for low-income energy assistance and workforce development in North Carolina. The settlement agreement also provides that direct merger-related expenses will not be recovered from customers; however, PEC may request recovery of costs incurred to create operational savings. The NCUC held hearings regarding the application on September 20-22, 2011. On November 23, 2011, Progress Energy and Duke Energy filed proposed orders and briefs with the NCUC. The docket will remain open pending the FERC’s issuance of its final orders on the merger-related actions before the FERC.

•
On April 25, 2011, Progress Energy and Duke Energy filed an application for approval of the merger of PEC and Duke Energy Carolinas and an application for approval of a joint dispatch agreement between PEC and Duke Energy Carolinas with the SCPSC. On September 13, 2011, Progress Energy and Duke Energy withdrew the application of the merger of PEC and Duke Energy Carolinas, as the merger of these entities is not likely to occur for several years after the close of the merger. The SCPSC held hearings regarding the application for approval of the joint dispatch agreement on December 12, 2011. During the hearing, PEC, Duke Energy Carolinas and the ORS agreed to terminate the settlement agreement, which resolved the ORS’s issues in the NCUC merger proceeding, and replaced it with a commitment by PEC and Duke Energy Carolinas to provide PEC’s and Duke Energy Carolinas’ retail customers in South Carolina pro rata benefits equivalent to those approved by the NCUC in its order ruling upon PEC’s and Duke Energy Carolinas’ merger application. The docket will remain open pending the FERC’s issuance of its final orders on the merger-related actions before the FERC.

•	On October 28, 2011, the Kentucky Public Service Commission approved Progress Energy’s and Duke Energy’s merger-related settlement agreement with the Attorney General of the Commonwealth of Kentucky.

The Merger Agreement includes certain restrictions, limitations and prohibitions as to actions we may or may not take in the period prior to consummation of the merger. Among other restrictions, the Merger Agreement limits our total capital spending, limits the extent to which we can obtain financing through long-term debt and equity, and we may not, without the prior approval of Duke Energy, increase our quarterly common stock dividend of $0.62 per share. In the fourth quarter of 2011, our board of directors aligned Progress Energy’s dividend payment schedule with that of Duke Energy such that following the closing of the merger, all stockholders of the combined company would receive dividends under the Duke Energy dividend schedule.

Certain substantial changes in ownership of Progress Energy, including the merger, can impact the timing of the utilization of tax credit carry forwards and net operating loss carry forwards (See Note 15 in the 2011 Form 10-K).

The Merger Agreement contains certain termination rights for both companies; under specified circumstances we may be required to pay Duke Energy $400 million and Duke Energy may be required to pay us $675 million. In addition, under specified circumstances each party may be required to reimburse the other party for up to $30 million of merger-related expenses.

In connection with the merger, we established an employee retention plan for certain eligible employees. Payments under the plan are contingent upon the consummation of the merger and the employees’ continued employment through a specified time period following the merger. These payments will be recorded as compensation expense following consummation of the merger. We estimate the costs of the retention plan to be $14 million.

In connection with the merger, we offered a voluntary severance plan (VSP) to certain eligible employees. Payments under the plan are contingent upon the consummation of the merger. Approximately 650 employees requested and were approved for separation under the VSP in 2011. The cost of the VSP is estimated to be between $90 million to $100 million, including $65 million to $70 million for PEC and $25 million to $30 million for PEF. If the employee is not required to work for a significant period after the consummation of the merger, the costs of any benefits paid under the VSP will be measured and recorded upon consummation of the merger. If a significant retention period exists, the costs of benefits equal to what would be paid under our existing severance plan will be measured and recorded upon consummation of the merger. Any additional benefits paid under the VSP will be recorded ratably over the remaining service periods of the affected employees.

In addition, we evaluated our business needs for office space after the merger and formulated an exit plan to vacate one of our corporate headquarters buildings. We have begun to gradually vacate the premises and will be fully vacated by January 1, 2013. In December 2011, we executed an agreement with a third party to sublease the building until 2035. The estimated exit cost liability associated with this exit plan is $17 million for us, of which $12 million of expense is attributable to PEC and $5 million to PEF. The exit cost liability will be recognized proportionately as we vacate the premises, which began in the fourth quarter of 2011. During the first quarter of 2012, we recorded exit cost liabilities of $3 million for us, of which $2 million of expense is attributable to PEC and $1 million to PEF. At March 31, 2012, the total exit cost liability recorded by us is $8 million, of which $6 million of expense is attributable to PEC and $2 million of expense is attributable to PEF. These costs are included in merger and integration-related costs.

We incurred merger and integration-related costs of $5 million, net of tax, including $3 million, net of tax, and $2 million, net of tax, at PEC and PEF, respectively, during the quarter ended March 31, 2012. We incurred merger and integration-related costs of $14 million, net of tax, including $7 million, net of tax, and $7 million, net of tax, at PEC and PEF, respectively, during the quarter ended March 31, 2011. These costs are included in operations and maintenance (O&M) expense in our Consolidated Statements of Comprehensive Income.

3.	NEW ACCOUNTING STANDARDS

FAIR VALUE MEASUREMENT AND DISCLOSURES

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends Accounting Standards Codification (ASC) 820 to develop a single, converged fair value framework between GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 was effective prospectively for us on January 1, 2012. The adoption of ASU 2011-04 resulted in additional disclosures in the notes to the financial statements but did not have an impact on our or the Utilities’ financial position, results of operations or cash flows.

GOODWILL IMPAIRMENT TESTING

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which amends the guidance in ASC 350 on testing goodwill for impairment. Under the revised guidance, we have the option of performing a qualitative assessment before calculating the fair value of our reporting units. If it were determined in the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we would proceed to the two-step goodwill impairment test. Otherwise, no further impairment testing would be required. ASU 2011-08 was effective for us on January 1, 2012 for both prospective interim and annual goodwill tests and will give us the option to perform the qualitative assessment to determine the need for a two-step goodwill impairment test. The prospective impact of the adoption is not expected to be significant to our or the Utilities’ financial position, results of operations or cash flows.

DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES

In December 2011, the FASB issued ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities,” which requires new disclosures to help financial statement users better understand the impact of offsetting arrangements on our balance sheet. The adoption of ASU 2011-11 will add disclosures showing both gross and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for us on January 1, 2013, and will be retroactively applied.

4.	DIVESTITURES

We have completed our business strategy of divesting nonregulated businesses to reduce our business risk and focus on core operations of the Utilities. Included in discontinued operations, net of tax are amounts related to adjustments of our prior sales of diversified businesses. These adjustments are generally due to guarantees and indemnifications provided for certain legal, tax and environmental matters. See Note 14B for further discussion of our guarantees. The ultimate resolution of these matters could result in additional adjustments in future periods.

During the three months ended March 31, 2012 and 2011, earnings (loss) from discontinued operations, net of tax was $11 million and $(2) million, respectively. Earnings for the three months ended March 31, 2012, relates primarily to an $18 million pre-tax gain from the reversal of certain environmental indemnification liabilities for which the indemnification period has expired.

5.	REGULATORY MATTERS

On January 8, 2011, Progress Energy and Duke Energy entered into the Merger Agreement. See Note 2 for regulatory information related to the merger with Duke Energy.

A.	PEC RETAIL RATE MATTERS

COST RECOVERY FILINGS

On March 1, 2012, PEC filed with the SCPSC for a $5 million increase in the demand-side management (DSM) and energy-efficiency (EE) rate, driven by the introduction of new, and the expansion of existing, DSM and EE programs. If approved, the increase will be effective July 1, 2012, and will increase residential electric bills by $1.37 per 1,000 kilowatt-hours (kWh). We cannot predict the outcome of this matter.

B.	PEF RETAIL RATE MATTERS

CR3 OUTAGE

In September 2009, Crystal River Nuclear Plant Unit 3 (CR3) began an outage for normal refueling and maintenance as well as an uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination (or separation) within the concrete at the periphery of the containment building, which resulted in an extension of the outage. After analysis, PEF determined that the concrete delamination at CR3 was caused by redistribution of stresses in the containment wall that occurred when PEF created an opening to accommodate the replacement of the unit’s steam generators. In March 2011, the work to return the plant to service was suspended after monitoring equipment at the repair site identified a new delamination that occurred in a different section of the outer wall after the repair work was completed and during the late stages of retensioning the containment building. CR3 has remained out of service while PEF conducted an engineering analysis and review of the new delamination and evaluated repair options. Subsequent to March 2011, monitoring equipment has detected additional changes and further damage in the partially tensioned containment building and additional cracking or delaminations could occur during the repair process.

PEF analyzed multiple repair options as well as early decommissioning and believes, based on the information and analyses conducted to date, that repairing the unit is the best option. PEF engaged outside engineering consultants to perform the analysis of possible repair options for the containment building. The consultants analyzed 22 potential repair options and ultimately narrowed those to four. PEF, along with other independent consultants, reviewed the four options for technical issues, constructability, and licensing feasibility as well as cost.

Based on that initial analysis, PEF selected the best repair option, which would entail systematically removing and replacing concrete in substantial portions of the containment structure walls. The planned option does not include the area where concrete was replaced during the initial repair. The preliminary cost estimate for this repair as filed with the FPSC on June 27, 2011, is between $900 million and $1.3 billion. Engineering design of the repair is under way. PEF will update the current estimate as this work is completed.

PEF is moving forward systematically and will perform additional detailed engineering analyses and designs, which could affect any repair plan. This process will lead to more certainty for the cost and schedule of the repair. PEF will continue to refine and assess the plan, and the prudence of continuing to pursue it, based on new developments and analyses as the process moves forward. Under this repair plan, PEF estimates that CR3 will return to service in 2014. The decision related to repairing or decommissioning CR3 is complex and subject to a number of unknown factors, including but not limited to, the cost of repair and the likelihood of obtaining NRC approval to restart CR3 after repair. A number of factors could affect the repair plan, the return-to-service date and costs, including regulatory reviews, final engineering designs, contract negotiations, the ultimate work scope completion, testing, weather, the impact of new information discovered during additional testing and analysis and other developments.

PEF maintains insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at CR3 through Nuclear Electric Insurance Limited (NEIL). NEIL has confirmed that the CR3 initial delamination is a covered accident but has not yet made a determination as to coverage for the second delamination. Following a 12-week deductible period, the NEIL program provided reimbursement for replacement power costs for 52 weeks at $4.5 million per week, through April 9, 2011. An additional 71 weeks of coverage, which runs through August 2012, is provided at $3.6 million per week. Accordingly, the NEIL program provides replacement power coverage of up to $490 million per event. Actual replacement power costs have exceeded the insurance coverage through March 31, 2012. PEF anticipates that future replacement power costs will continue to exceed the insurance coverage. PEF also maintains insurance coverage through NEIL’s accidental property damage program, which provides insurance coverage up to $2.25 billion with a $10 million deductible per claim.

PEF is continuing to work with NEIL for recovery of applicable repair costs and associated replacement power costs. PEF has not yet received a definitive determination from NEIL about the insurance coverage related to the second delamination. In addition, no replacement power reimbursements have been received from NEIL since May 2011. These considerations led us to conclude that it was not probable that NEIL will voluntarily pay the full coverage amounts we believe they owe under the applicable insurance policies. Given the circumstances, accounting standards require full recovery to be probable to recognize an insurance receivable. Therefore, PEF has not recorded insurance receivables from NEIL related to the second delamination. Negotiations continue with NEIL regarding coverage associated with the second delamination, and PEF continues to believe that all applicable costs associated with bringing CR3 back into service are covered under all insurance policies.

The following table summarizes the CR3 replacement power and repair costs and recovery through March 31, 2012:

(in millions)	Replacement Power Costs	Repair Costs
Spent to date	$506	$279
NEIL proceeds received to date	(162)	(143)
Insurance receivable at March 31, 2012, net	(55)	-
Balance for recovery(a)	$289	$136

(a)	See "2012 Settlement Agreement" below for discussion of PEF's ability to recover prudently incurred fuel and purchased power costs and CR3 repair costs.

PEF believes the actions taken and costs incurred in response to the CR3 delamination have been prudent and, accordingly, considers replacement power and capital costs not recoverable through insurance to be recoverable through its fuel cost-recovery clause or base rates. Additional replacement power costs and repair and maintenance costs incurred until CR3 is returned to service could be material. Additionally, we cannot be assured that CR3 can be repaired and brought back to service until full engineering and other analyses are completed.

2012 SETTLEMENT AGREEMENT

On February 22, 2012, the FPSC approved a comprehensive settlement agreement among PEF, the Florida Office of Public Counsel and other consumer advocates. The 2012 settlement agreement will continue through the last billing cycle of December 2016. The agreement addresses three principal matters: PEF’s proposed Levy Nuclear Power Plant (Levy) Nuclear Project cost recovery, the CR3 delamination prudence review then pending before the FPSC, and certain base rate issues. When all of the settlement provisions are factored in, the total increase in 2013 for residential customer bills will be approximately $4.93 per 1,000 kWh, or 4 percent.

Levy

Under the terms of the 2012 settlement agreement, PEF will set the residential cost-recovery factor of PEF’s proposed two units at Levy (see “Nuclear Cost Recovery – Levy Nuclear”) at $3.45 per 1,000 kWh effective in the first billing cycle of January 2013 and continuing for a five-year period. PEF will not recover any additional Levy costs from customers through the term of the agreement, or file for any additional recovery before March 1, 2017, unless otherwise agreed to by the parties to the agreement. This amount is intended to recover the estimated retail project costs to date plus costs necessary to obtain the combined license (COL) and any engineering, procurement and construction (EPC) cancellation costs, if PEF ultimately chooses to cancel that contract. In addition, the consumer parties will not oppose PEF continuing to pursue a COL for Levy. After the five-year period, PEF will true up any actual costs not recovered under the Levy cost-recovery factor.

The 2012 settlement agreement also provides that PEF will treat the allocated wholesale cost of Levy as a retail regulatory asset and include this asset as a component of rate base and amortization expense for regulatory reporting. PEF will have the discretion to accelerate and/or suspend such amortization in full or in part provided that PEF amortizes all of the regulatory asset by December 31, 2016.

CR3

Under the terms of the 2012 settlement agreement, PEF will be permitted to recover prudently incurred fuel and purchased power costs through the fuel clause without regard for the absence of CR3 for the period from the beginning of the CR3 outage through the earlier of the term of the agreement or the return of CR3 to commercial service. If PEF does not begin repairs of CR3 prior to the end of 2012, PEF will refund replacement power costs on a pro rata basis based on the in-service date of up to $40 million in 2015 and $60 million in 2016. The parties to the agreement waive their right to challenge PEF’s recovery of replacement power costs. The parties to the agreement maintain the right to challenge the prudence and reasonableness of PEF’s fuel acquisition and power purchases, and other fuel prudence issues unrelated to the CR3 outage. All prudence issues from the steam generator project inception through the date of settlement approval by the FPSC are resolved.

To the extent that PEF pursues the repair of CR3, PEF will establish an estimated cost and repair schedule with ongoing consultation with the parties to the agreement. The established cost, to be approved by our board of directors, will be the basis for project measurement. If costs exceed the board-approved estimate, overruns will be split evenly between our shareholders and PEF customers up to $400 million. The parties to the agreement agree to discuss the method of recovery of any overruns in excess of $400 million, with final decision by the FPSC if resolution cannot be reached. If the repairs begin prior to the end of 2012, the parties to the agreement waive their rights to challenge PEF’s decision to repair and the repair plan chosen by PEF. In addition, there will be limited rights to challenge recovery of the repair execution costs incurred prior to the final resolution on NEIL coverage. The parties to the agreement will discuss the treatment of any potential gap between NEIL repair coverage and the estimated cost, with final decision by the FPSC if resolution cannot be reached. If the repairs do not begin prior to the end of 2012, the parties to the agreement reserve the right to challenge the prudence of PEF’s repair decision, plan and implementation.

PEF also retains sole discretion and flexibility to retire the unit without challenge from the parties to the agreement. If PEF decides to retire CR3, PEF is allowed to recover all remaining CR3 investments and to earn a return on the CR3 investments set at its current authorized overall cost of capital, adjusted to reflect a return on equity (ROE) set at 70 percent of the current FPSC-authorized ROE, no earlier than the first billing cycle of January 2017. Additionally, any NEIL proceeds received after the settlement will be applied first to replacement power costs incurred after December 31, 2012, with the remainder used to write down the remaining CR3 investments.

Base Rates, Customer Refund and Other Terms

Under the terms of the 2012 settlement agreement, PEF will maintain base rates at the current levels through the last billing cycle of December 2016, except as described as follows. The agreement provides for a $150 million annual increase in revenue requirements effective with the first billing cycle of January 2013, while maintaining the current ROE range of 9.5 percent to 11.5 percent. PEF suspended depreciation expense and reversed certain regulatory liabilities associated with CR3 effective on the February 22, 2012 implementation date of the agreement, resulting in a $47 million benefit for the quarter ended March 31, 2012, which reduced O&M expense. Additionally, rate base associated with CR3 investments will be removed from retail rate base effective with the first billing cycle of January 2013. PEF will accrue, for future rate-setting purposes, a carrying charge at a rate of 7.4 percent on the CR3 investment until CR3 is returned to service and placed back into retail rate base. Upon return of CR3 to commercial service, PEF will be authorized to increase its base rates for the annual revenue requirements of all CR3 investments. The parties to the agreement reserve the right to participate in any hearings challenging the appropriateness of PEF’s CR3 revenue requirements. In the month following CR3’s return to commercial service, PEF’s ROE range will increase to 9.7 percent to 11.7 percent. If PEF’s retail base rate earnings fall below the ROE range, as reported on a FPSC-adjusted or pro-forma basis on a PEF monthly earnings surveillance report, PEF may petition the FPSC to amend its base rates during the term of the agreement.

Under the terms of the 2012 settlement agreement, PEF will refund $288 million to customers through the fuel clause. PEF will refund $129 million in each of 2013 and 2014, and an additional $10 million annually to residential and small commercial customers in 2014, 2015 and 2016. At December 31, 2011, a regulatory liability was established for the $288 million to be refunded in future periods. The corresponding charge was recorded as a reduction of 2011 revenues.

The cost of pollution control equipment that PEF installed and has in-service at Crystal River Units 4 and 5 (CR4 and CR5) to comply with the Federal Clean Air Interstate Rule (CAIR) is currently recovered under the Environmental Cost Recovery Clause (ECRC). The 2012 settlement agreement provides for PEF to remove those assets from recovery in the ECRC and transfer those assets to base rates effective with the first billing cycle of January 2014. The related base rate increase will be in addition to the $150 million base rate increase effective January 2013. O&M expense associated with those assets will not be included in the base rates and will continue to be recovered through the ECRC.

The 2012 settlement agreement provides for PEF to continue to recover carrying costs and other nuclear cost recovery clause-recoverable items related to the CR3 uprate project, but PEF will not seek an in-service recovery until nine months following CR3’s return to commercial service. Carrying costs will be recovered through the nuclear cost recovery clause until base rates have been increased for these assets.

The 2012 settlement agreement also allows PEF to continue to reduce amortization expense (cost of removal component) beyond the expiration of the 2010 settlement agreement through the term of the 2012 settlement agreement (see “Cost of Removal Reserve”). Additionally, the 2012 settlement agreement extends PEF’s ability to expedite recovery of the cost of named storms and to maintain a storm reserve at its level as of the implementation date of the agreement, and removed the maximum allowed monthly surcharge established by the 2010 settlement agreement.

COST OF REMOVAL RESERVE

The 2012 and 2010 settlement agreements provide PEF the discretion to reduce amortization expense (cost of removal component) by up to the balance in the cost of removal reserve until the earlier of (a) PEF’s applicable cost of removal reserve reaches zero, or (b) the expiration of the 2012 settlement agreement at the end of 2016. For the three months ended March 31, 2012, PEF recognized a $58 million reduction in amortization expense pursuant to the settlement agreements. PEF had eligible cost of removal reserves of $216 million remaining at March 31, 2012, which is impacted by accruals in accordance with PEF’s latest depreciation study, removal costs expended and reductions in amortization expense as permitted by the settlement agreements.

NUCLEAR COST RECOVERY

Levy Nuclear

In 2008, the FPSC granted PEF’s petition for an affirmative Determination of Need and related orders requesting cost recovery under Florida’s nuclear cost-recovery rule for PEF’s proposed Levy project, together with the associated facilities, including transmission lines and substation facilities.

On April 30, 2012, as part of PEF’s annual nuclear cost recovery filing (see “Cost Recovery”), PEF updated the Levy project schedule and cost. Due to lower-than-projected customer demand, the lingering economic slowdown, uncertainty regarding potential carbon regulation and current, low natural gas prices, PEF is shifting the in-service date for the first Levy unit to 2024, with the second unit following 18 months later. The revised schedule is consistent with the recovery approach included in the 2012 settlement agreement. Although the scope and overnight cost for Levy – including land acquisition, related transmission work and other required investments – remain essentially unchanged, the shift in schedule will increase escalation and carrying costs and raise the total estimated project cost to between $19 billion and $24 billion.

Along with the FPSC’s annual prudence reviews, we will continue to evaluate the project on an ongoing basis based on certain criteria, including, but not limited to, cost; potential carbon regulation; fossil fuel prices; the benefits of fuel diversification; public, regulatory and political support; adequate financial cost-recovery mechanisms; appropriate levels of joint owner participation; customer rate impacts; project feasibility; DSM and EE programs; and availability and terms of capital financing. Taking into account these criteria, we consider Levy to be PEF’s preferred baseload generation option.

CR3 Uprate

In 2007, the FPSC issued an order approving PEF’s Determination of Need petition related to a multi-stage uprate of CR3 that will increase CR3’s gross output by approximately 180 MW during its next refueling outage. PEF implemented the first-stage design modifications in 2008. The final stage of the uprate required a license amendment to be filed with the NRC, which was filed by PEF in June 2011 and accepted for review by the NRC on November 21, 2011.

Cost Recovery

On April 30, 2012, PEF filed its annual nuclear cost-recovery filing with the FPSC to recover $152 million, which includes recovery of pre-construction and carrying costs and Capacity Cost-Recovery Clause (CCRC) recoverable O&M expense incurred or anticipated to be incurred during 2013, recovery of $88 million of prior years deferrals in 2013, as well as the estimated actual true-up of 2012 costs associated with the CR3 uprate and Levy projects, as permitted by the 2012 settlement agreement. This results in an increase in the nuclear cost-recovery charge of $2.23 per 1,000 kWh for residential customers, which if approved, would begin with the first January 2013 billing cycle. The FPSC has scheduled hearings in this matter for August 2012, with a decision expected in October 2012. We cannot predict the outcome of this matter.

DEMAND-SIDE MANAGEMENT COST RECOVERY

On July 26, 2011, the FPSC voted to set PEF’s DSM compliance goals to remain at their current level until the next goal setting docket is initiated. An intervener filed a protest to the FPSC’s Proposed Agency Action order, asserting legal challenges to the order. The parties made legal arguments to the FPSC and the FPSC issued an order denying the protest on December 22, 2011. The intervener then filed a notice of appeal of this order to the Florida Supreme Court on January 17, 2012. We cannot predict the outcome of this matter.

OTHER MATTERS

On March 29, 2012, PEF announced plans to convert the 1,011-MW Anclote Units 1 and 2 (Anclote) from oil and natural gas fired to 100 percent natural gas fired and requested that the FPSC permit recovery of the estimated $79 million conversion cost through the ECRC. PEF believes this conversion is the most cost-effective alternative for Anclote to achieve and maintain compliance with applicable environmental regulations (see Note 13B). PEF anticipates that both converted units will be placed in service by the end of 2013. We cannot predict the outcome of this matter.

6.	EQUITY

A.	EARNINGS PER COMMON SHARE

There are no material differences between our basic and diluted earnings per share amounts or our basic and diluted weighted-average number of common shares outstanding for the three months ended March 31, 2012 and 2011. The effects of performance share awards and stock options outstanding on diluted earnings per share are immaterial.

B.	RECONCILIATION OF TOTAL EQUITY

PROGRESS ENERGY

The consolidated financial statements include the accounts of the Parent and its majority owned subsidiaries. Noncontrolling interests principally represent minority shareholders’ proportionate share of the equity of a subsidiary and a VIE (See Note 1C).

The following table presents changes in total equity for the year to date:

(in millions)	Total Common Stock Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2011	$10,021	$4	$10,025
Net income(a)	150	-	150
Other comprehensive income	5	-	5
Issuance of shares through offerings and stock- based compensation plans (See Note 6C)	17	-	17
Dividends declared	(184)	-	(184)
Distributions to noncontrolling interests	-	(2)	(2)
Balance, March 31, 2012	$10,009	$2	$10,011

Balance, December 31, 2010	$10,023	$4	$10,027
Net income(a)	184	(1)	183
Other comprehensive income	4	-	4
Issuance of shares through offerings and stock- based compensation plans (See Note 6C)	19	-	19
Dividends declared	(183)	-	(183)
Distributions to noncontrolling interests	-	(2)	(2)
Other	-	2	2
Balance, March 31, 2011	$10,047	$3	$10,050

(a)
For the three months ended March 31, 2012, consolidated net income of $152 million includes $2 million attributable to preferred shareholders of subsidiaries. For the three months ended March 31, 2011, consolidated net income of $185 million includes $2 million attributable to preferred shareholders of subsidiaries. Income attributable to preferred shareholders of subsidiaries is not a component of total equity and is excluded from the table above.

PEC

Interim disclosures of changes in equity are required if the reporting entity has less than wholly-owned subsidiaries, of which PEC has none. Therefore, an equity reconciliation for PEC has not been provided.

PEF

Interim disclosures of changes in equity are required if the reporting entity has less than wholly-owned subsidiaries, of which PEF has none. Therefore, an equity reconciliation for PEF has not been provided.

C.	COMMON STOCK

At March 31, 2012 and December 31, 2011, we had 500 million shares of common stock authorized under our charter, of which 296 million and 295 million shares were outstanding, respectively. We periodically issue shares of common stock through the Progress Energy Investor Plus Plan (IPP), equity incentive plans and other benefit plans.

The following table presents information for our common stock issuances:

	Three months ended March 31
	2012		2011
(in millions)	Shares	Net Proceeds	Shares	Net Proceeds
Total issuances	0.8	$3	1.0	$8
Issuances through IPP	-	-	-	1

7.	PREFERRED STOCK OF SUBSIDIARIES

All of our preferred stock was issued by the Utilities. The preferred stock is considered temporary equity due to certain provisions that could require us to redeem the preferred stock for cash. In the event dividends payable on PEC or PEF preferred stock are in default for an amount equivalent to or exceeding four quarterly dividend payments, the holders of the preferred stock are entitled to elect a majority of PEC’s or PEF’s respective board of directors until all accrued and unpaid dividends are paid. All classes of preferred stock are entitled to cumulative dividends with preference to the common stock dividends, are redeemable by vote of the Utilities’ respective board of directors at any time, and do not have any preemptive rights. All classes of preferred stock have a liquidation preference equal to $100 per share plus any accumulated unpaid dividends except for PEF’s 4.75%, $100 par value class, which does not have a liquidation preference. Each holder of PEC’s preferred stock is entitled to one vote. The holders of PEF’s preferred stock have no right to vote except for certain circumstances involving dividends payable on preferred stock that are in default or certain matters affecting the rights and preferences of the preferred stock.

8.	DEBT AND CREDIT FACILITIES

Material changes to Progress Energy’s, PEC’s and PEF’s debt and credit facilities and financing activities since December 31, 2011, are as follows.

On February 15, 2012, the Parent’s $478 million revolving credit agreement was amended to extend the expiration date from May 3, 2012, to May 3, 2013, with its existing syndication of 14 financial institutions. Our combined credit commitments for the Parent, PEC and PEF are $1.978 billion, supported by 23 financial institutions.

On March 8, 2012, the Parent issued $450 million of 3.15% Senior Notes due April 1, 2022. The net proceeds, along with available cash on hand, were used to retire the $450 million outstanding aggregate principal balance of our 6.85% Senior Notes due April 15, 2012.

9.	FAIR VALUE DISCLOSURES

A.	DEBT AND INVESTMENTS

PROGRESS ENERGY

DEBT

The carrying amount of our long-term debt, including current maturities, was $13.390 billion and $12.941 billion at March 31, 2012 and December 31, 2011, respectively. The estimated fair value of this debt was $15.4 billion and $15.3 billion at March 31, 2012 and December 31, 2011, respectively, and is classified within Level 2 (see further discussion under “B. Fair Value Measurements”).

INVESTMENTS

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities at fair value. Our available-for-sale securities include investments in stocks, bonds and cash equivalents held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning the Utilities’ nuclear plants as discussed in Note 5C in the 2011 Form 10-K. Nuclear decommissioning trust (NDT) funds are presented on the Consolidated Balance Sheets at fair value.

The following table summarizes our available-for-sale securities at March 31, 2012 and December 31, 2011:

(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
March 31, 2012
Common stock equity	$1,160	$16	$508
Preferred stock and other equity	43	-	14
Corporate debt	90	-	7
U.S. state and municipal debt	124	2	7
U.S. and foreign government debt	293	-	14
Money market funds and other	55	1	1
Total	$1,765	$19	$551

December 31, 2011
Common stock equity	$1,033	$29	$401
Preferred stock and other equity	29	-	11
Corporate debt	86	-	6
U.S. state and municipal debt	128	2	7
U.S. and foreign government debt	284	-	18
Money market funds and other	70	-	1
Total	$1,630	$31	$444

The NDT funds are managed by third-party investment managers who have a right to sell securities without our authorization. Net unrealized gains and losses of the NDT funds that would be recorded in earnings or other comprehensive income by a nonregulated entity are recorded as regulatory assets and liabilities pursuant to ratemaking treatment. Therefore, the preceding table includes the unrealized gains and losses for the NDT funds based on the original cost of the trust investments.

The aggregate fair value of investments that related to the 2012 and 2011 unrealized losses was $155 million and $136 million, respectively.

At March 31, 2012, the fair value of our available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$34
Due after one through five years	217
Due after five through 10 years	175
Due after 10 years	94
Total	$520

The following table presents selected information about our sales of available-for-sale securities during the three months ended March 31, 2012 and 2011. Realized gains and losses were determined on a specific identification basis.

(in millions)	2012	2011
Proceeds	$304	$1,744
Realized gains	7	9
Realized losses	3	4

PEC

DEBT

The carrying amount of PEC’s long-term debt, including current maturities, was $4.193 billion at March 31, 2012 and December 31, 2011. The estimated fair value of this debt was $4.7 billion at March 31, 2012 and December 31, 2011, and is classified within Level 2 (see further discussion under “B. Fair Value Measurements”).

INVESTMENTS

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities at fair value. PEC’s available-for-sale securities include investments in stocks, bonds and cash equivalents held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning PEC’s nuclear plants as discussed in Note 5C in the 2011 Form 10-K. NDT funds are presented on the Consolidated Balance Sheets at fair value.

The following table summarizes PEC’s available-for-sale securities at March 31, 2012 and December 31, 2011:

(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
March 31, 2012
Common stock equity	$755	$11	$322
Preferred stock and other equity	20	-	9
Corporate debt	75	-	6
U.S. state and municipal debt	53	-	3
U.S. and foreign government debt	229	-	13
Money market funds and other	34	1	1
Total	$1,166	$12	$354

December 31, 2011
Common stock equity	$673	$20	$255
Preferred stock and other equity	17	-	7
Corporate debt	69	-	5
U.S. state and municipal debt	56	-	3
U.S. and foreign government debt	226	-	16
Money market funds and other	60	-	1
Total	$1,101	$20	$287

The NDT funds are managed by third-party investment managers who have a right to sell securities without our authorization. Net unrealized gains and losses of the NDT funds that would be recorded in earnings or other comprehensive income by a nonregulated entity are recorded as regulatory assets and liabilities pursuant to ratemaking treatment. Therefore, the preceding table includes the unrealized gains and losses for the NDT funds based on the original cost of the trust investments.

The aggregate fair value of investments that related to the March 31, 2012 and December 31, 2011 unrealized losses was $99 million and $98 million, respectively.

At March 31, 2012, the fair value of PEC’s available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$11
Due after one through five years	191
Due after five through 10 years	100
Due after 10 years	65
Total	$367

The following table presents selected information about PEC’s sales of available-for-sale securities during the three months ended March 31, 2012 and 2011. Realized gains and losses were determined on a specific identification basis.

(in millions)	2012	2011
Proceeds	$130	$131
Realized gains	5	3
Realized losses	2	1

PEF

DEBT

The carrying amount of PEF’s long-term debt, including current maturities, was $4.482 billion at March 31, 2012 and December 31, 2011. The estimated fair value of this debt was $5.3 billion and $5.4 billion at March 31, 2012 and December 31, 2011, respectively, and is classified within Level 2 (see further discussion under “B. Fair Value Measurements”).

INVESTMENTS

Certain investments in debt and equity securities that have readily determinable market values are accounted for as available-for-sale securities at fair value. PEF’s available-for-sale securities include investments in stocks, bonds and cash equivalents held in trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning PEF’s nuclear plant as discussed in Note 5C in the 2011 Form 10-K. The NDT funds are presented on the Balance Sheets at fair value.

The following table summarizes PEF’s available-for-sale securities at March 31, 2012 and December 31, 2011:

(in millions)	Fair Value	Unrealized Losses	Unrealized Gains
March 31, 2012
Common stock equity	$405	$5	$186
Preferred stock and other equity	23	-	5
Corporate debt	15	-	1
U.S. state and municipal debt	71	2	4
U.S. and foreign government debt	64	-	1
Money market funds and other	21	-	-
Total	$599	$7	$197

December 31, 2011
Common stock equity	$360	$9	$146
Preferred stock and other equity	12	-	4
Corporate debt	17	-	1
U.S. state and municipal debt	72	2	4
U.S. and foreign government debt	58	-	2
Money market funds and other	10	-	-
Total	$529	$11	$157

The NDT funds are managed by third-party investment managers who have a right to sell securities without our authorization. Net unrealized gains and losses of the NDT funds that would be recorded in earnings or other comprehensive income by a nonregulated entity are recorded as regulatory assets and liabilities pursuant to ratemaking treatment. Therefore, the preceding table includes unrealized gains and losses for the NDT funds based on the original cost of the trust investments.

The aggregate fair value of investments that related to the March 31, 2012 and December 31, 2011 unrealized losses was $56 million and $38 million, respectively.

At March 31, 2012, the fair value of PEF’s available-for-sale debt securities by contractual maturity was:

(in millions)
Due in one year or less	$23
Due after one through five years	26
Due after five through 10 years	75
Due after 10 years	29
Total	$153

The following table presents selected information about PEF’s sales of available-for-sale securities during the three months ended March 31, 2012 and 2011. Realized gains and losses were determined on a specific identification basis.

(in millions)	2012	2011
Proceeds	$174	$1,606
Realized gains	2	6
Realized losses	1	3

B.	FAIR VALUE MEASUREMENTS

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Fair value measurements require the use of market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, corroborated by market data, or generally unobservable. Valuation techniques are required to maximize the use of observable inputs and minimize the use of unobservable inputs. A midmarket pricing convention (the midpoint price between bid and ask prices) is permitted for use as a practical expedient.

GAAP also establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, and requires fair value measurements to be categorized based on the observability of those inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The three levels of the fair value hierarchy are as follows:

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

Level 2 – The pricing inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives, such as over-the-counter forwards, swaps and options; certain marketable debt securities; and financial instruments traded in less than active markets.

Level 3 – The pricing inputs include significant inputs generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments may include longer-term instruments that extend into periods in which quoted prices or other observable inputs are not available.

We generally classify our and the Utilities’ long-term debt within Level 2. Fair value measurements of long-term debt are obtained from an independent third-party and may take into account a number of factors, including valuations of other comparable financial instruments in terms of rating, structure, maturity and/or covenant protection; comparable trades, where observable; and general interest rate and market conditions. We do not make any adjustments to the long-term debt fair value measurements obtained from the independent third-party and corroborate the fair value measurements against comparable market data.

The following tables set forth, by level within the fair value hierarchy, our and the Utilities’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

PROGRESS ENERGY
(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2012
Assets
Nuclear decommissioning trust funds
Common stock equity	$1,160	$-	$-	$1,160
Preferred stock and other equity	33	10	-	43
Corporate debt	-	90	-	90
U.S. state and municipal debt	-	124	-	124
U.S. and foreign government debt	129	164	-	293
Money market funds and other	1	51	-	52
Total nuclear decommissioning trust funds	1,323	439	-	1,762
Derivatives
Commodity forward contracts	-	8	-	8
Other marketable securities
Money market and other	18	-	-	18
Total assets	$1,341	$447	$-	$1,788

Liabilities
Derivatives
Commodity forward contracts	$-	$769	$27	$796
Interest rate contracts	-	49	-	49
Contingent value obligations derivatives	-	3	-	3
Total liabilities	$-	$821	$27	$848

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2011
Assets
Nuclear decommissioning trust funds
Common stock equity	$1,033	$-	$-	$1,033
Preferred stock and other equity	28	1	-	29
Corporate debt	-	86	-	86
U.S. state and municipal debt	-	128	-	128
U.S. and foreign government debt	87	197	-	284
Money market funds and other	-	87	-	87
Total nuclear decommissioning trust funds	1,148	499	-	1,647
Derivatives
Commodity forward contracts	-	5	-	5
Other marketable securities
Money market and other	20	-	-	20
Total assets	$1,168	$504	$-	$1,672

Liabilities
Derivatives
Commodity forward contracts	$-	$668	$24	$692
Interest rate contracts	-	93	-	93
Contingent value obligations derivatives	-	14	-	14
Total liabilities	$-	$775	$24	$799

PEC
(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2012
Assets
Nuclear decommissioning trust funds
Common stock equity	$755	$-	$-	$755
Preferred stock and other equity	20	-	-	20
Corporate debt	-	75	-	75
U.S. state and municipal debt	-	53	-	53
U.S. and foreign government debt	105	124	-	229
Money market funds and other	1	30	-	31
Total nuclear decommissioning trust funds	881	282	-	1,163
Derivatives
Commodity forward contracts	-	1	-	1
Other marketable securities	4	-	-	4
Total assets	$885	$283	$-	$1,168

Liabilities
Derivatives
Commodity forward contracts	$-	$208	$27	$235
Interest rate contracts	-	41	-	41
Total liabilities	$-	$249	$27	$276

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2011
Assets
Nuclear decommissioning trust funds
Common stock equity	$673	$-	$-	$673
Preferred stock and other equity	17	-	-	17
Corporate debt	-	69	-	69
U.S. state and municipal debt	-	56	-	56
U.S. and foreign government debt	81	145	-	226
Money market funds and other	-	47	-	47
Total nuclear decommissioning trust funds	771	317	-	1,088
Other marketable securities	6	-	-	6
Total assets	$777	$317	$-	$1,094

Liabilities
Derivatives
Commodity forward contracts	$-	$177	$24	$201
Interest rate contracts	-	47	-	47
Total liabilities	$-	$224	$24	$248

PEF
(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2012
Assets
Nuclear decommissioning trust funds
Common stock equity	$405	$-	$-	$405
Preferred stock and other equity	13	10	-	23
Corporate debt	-	15	-	15
U.S. state and municipal debt	-	71	-	71
U.S. and foreign government debt	24	40	-	64
Money market funds and other	-	21	-	21
Total nuclear decommissioning trust funds	442	157	-	599
Derivatives
Commodity forward contracts	-	7	-	7
Other marketable securities	1	-	-	1
Total assets	$443	$164	$-	$607

Liabilities
Derivatives
Commodity forward contracts	$-	$561	$-	$561
Interest rate contracts	-	8	-	8
Total liabilities	$-	$569	$-	$569

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2011
Assets
Nuclear decommissioning trust funds
Common stock equity	$360	$-	$-	$360
Preferred stock and other equity	11	1	-	12
Corporate debt	-	17	-	17
U.S. state and municipal debt	-	72	-	72
U.S. and foreign government debt	6	52	-	58
Money market funds and other	-	40	-	40
Total nuclear decommissioning trust funds	377	182	-	559
Derivatives
Commodity forward contracts	-	5	-	5
Other marketable securities	1	-	-	1
Total assets	$378	$187	$-	$565

Liabilities
Derivatives
Commodity forward contracts	$-	$491	$-	$491
Interest rate contracts	-	8	-	8
Total liabilities	$-	$499	$-	$499

The determination of the fair values in the preceding tables incorporates various factors, including risks of nonperformance by us or our counterparties. Such risks consider not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits or letters of credit), but also the impact of our and the Utilities’ credit risk on our liabilities.

Commodity forward contract derivatives and interest rate contract derivatives reflect positions held by us and the Utilities. Most over-the-counter commodity forward contract derivatives and interest rate contract derivatives are valued using financial models which utilize observable inputs for similar instruments and are classified within Level 2. Such models may be internally developed, but are similar to models commonly used across industries to value derivative contracts. To determine fair value, we utilize various inputs and factors including market data and assumptions that market participants would use in pricing assets or liabilities as well as assumptions about the risks inherent in the inputs to the valuation technique. The inputs and factors may include forward commodity prices and price curves, volumes and notional amounts, location, interest rates and credit quality of us and our counterparties. Certain commodity derivatives are valued utilizing pricing inputs that are not observable for substantially the full term of the contract, or for which the impact of the unobservable period is significant to the fair value of the derivative. Such derivatives are classified within Level 3. See Note 11 for discussion of risk management activities and derivative transactions.

NDT funds reflect the assets of the Utilities’ nuclear decommissioning trusts. The assets of the trusts are invested primarily in exchange-traded equity securities (classified within Level 1) and marketable debt securities, most of which are valued using Level 1 inputs for similar instruments and are classified within Level 2.

We issued Contingent Value Obligations (CVOs) in connection with the acquisition of Florida Progress Corporation (Florida Progress), as discussed in Note 16 in the 2011 Form 10-K. The CVOs are derivatives recorded at fair value based on quoted prices from a less-than-active market and are classified as Level 2.

Transfers into (out of) Levels 1, 2 or 3 represent existing assets or liabilities previously categorized as a higher level for which the inputs to the estimate became less observable or assets and liabilities that were previously classified as Level 2 or 3 for which the lowest significant input became more observable during the period. Transfers into and out of each level are measured at the end of the period. There were no transfers into (out of) Levels 1, 2 and 3 during the period.

QUALITATIVE AND QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS

A reconciliation of changes in the fair value of our and PEC’s commodity derivative liabilities classified as Level 3 in the fair value hierarchy for the three months ended March 31 follows:

PROGRESS ENERGY
(in millions)	2012	2011
Derivatives, net at January 1	$24	$36
Total unrealized losses (gains) deferred as regulatory assets and liabilities, net	3	(4)
Derivatives, net at March 31	$27	$32

PEC
(in millions)	2012	2011
Derivatives, net at January 1	$24	$36
Total unrealized losses (gains) deferred as regulatory assets and liabilities, net	3	(4)
Derivatives, net at March 31	$27	$32

During the three months ended March 31, 2012 and 2011, PEF did not have any assets or liabilities classified as Level 3.

Substantially all unrealized gains and losses on derivatives are deferred as regulatory liabilities or assets consistent with ratemaking treatment. There were no Level 3 realized gains or losses, purchases, sales, issuances or settlements during the period.

For commodity derivative contracts classified as Level 3, we utilize internally-developed financial models based upon the income approach (discounted cash flow method) to measure the fair values. The primary inputs to these models are the forward commodity prices used to develop the forward price curves for the respective instrument. The pricing inputs are derived from published exchange transaction prices and other observable or public data sources. For the commodity derivative contracts classified as Level 3, the pricing inputs for natural gas forward price curves are not observable for the full term of the related contracts. In isolation, increases (decreases) in these unobservable forward natural gas prices would result in favorable (unfavorable) fair value adjustments. In the absence of observable market information that supports the pricing inputs, there is a presumption that the transaction price is equal to the last observable price for a similar period. We regularly evaluate and validate the pricing inputs we use to estimate fair value by a market participant price verification procedure, which provides a comparison of our forward commodity curves to market participant generated curves.

Quantitative information about our and PEC’s commodity derivative liabilities classified as Level 3 follows:

PROGRESS ENERGY
(in millions)	Fair Value	Valuation Technique	Unobservable Input	Range (price per MMBtu)
March 31, 2012
Commodity natural gas hedges	$27	Discounted cash flow	Forward natural gas curves	$4.111 - 4.528

PEC
(in millions)	Fair Value	Valuation Technique	Unobservable Input	Range (price per MMBtu)
March 31, 2012
Commodity natural gas hedges	$27	Discounted cash flow	Forward natural gas curves	$4.111 - 4.528

10.	BENEFIT PLANS

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

The components of the net periodic benefit cost for the respective Progress Registrants for the three months ended March 31 were:

PROGRESS ENERGY
	Pension Benefits		OPEB
(in millions)	2012	2011	2012	2011
Service cost	$16	$13	$3	$3
Interest cost	33	35	10	10
Expected return on plan assets	(46)	(45)	-	-
Amortization of actuarial loss(a)	23	14	6	3
Other amortization, net(a)	2	2	1	1
Net periodic cost	$28	$19	$20	$17

(a)	Adjusted to reflect PEF’s rate treatment. See Note 17B in the 2011 Form 10-K.

PEC
	Pension Benefits		OPEB
(in millions)	2012	2011	2012	2011
Service cost	$6	$5	$1	$2
Interest cost	15	16	5	5
Expected return on plan assets	(24)	(23)	-	-
Amortization of actuarial loss	9	6	3	1
Other amortization, net	2	1	-	-
Net periodic cost	$8	$5	$9	$8

PEF
	Pension Benefits		OPEB
(in millions)	2012	2011	2012	2011
Service cost	$7	$6	$1	$1
Interest cost	14	15	4	4
Expected return on plan assets	(20)	(20)	-	-
Amortization of actuarial loss	11	8	3	2
Other amortization, net	-	-	1	1
Net periodic cost	$12	$9	$9	$8

In 2012, we expect to make contributions directly to pension plan assets of approximately $125 million to $225 million, including $60 million to $110 million for PEC and $65 million to $115 million for PEF. We contributed $18 million during the three months ended March 31, 2012, including $10 million for PEC and $8 million for PEF.

11.	RISK MANAGEMENT ACTIVITIES AND DERIVATIVE TRANSACTIONS

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

GENERAL

Most of our physical commodity contracts are not derivatives or qualify as normal purchases or sales. Therefore, such contracts are not recorded at fair value.

ECONOMIC DERIVATIVES

Derivative products, primarily natural gas and oil contracts, may be entered into from time to time for economic hedging purposes. While management believes the economic hedges mitigate exposures to fluctuations in commodity prices, these instruments are not designated as hedges for accounting purposes and are monitored consistent with trading positions.

The Utilities have financial derivative instruments with settlement dates through 2015 related to their exposure to price fluctuations on fuel oil and natural gas purchases. The majority of our financial hedge agreements will settle in 2012 and 2013. Substantially all of these instruments receive regulatory accounting treatment. Related unrealized gains and losses are recorded in regulatory liabilities and regulatory assets, respectively, on the Balance Sheets until the contracts are settled. After settlement of the derivatives and the fuel is consumed, any realized gains or losses are passed through the fuel cost-recovery clause.

Certain hedge agreements may result in the receipt of, or posting of, derivative collateral with our counterparties, depending on the daily derivative position. Fluctuations in commodity prices that lead to our return of collateral received and/or our posting of collateral with our counterparties negatively impact our liquidity. We manage open positions with strict policies that limit our exposure to market risk and require daily reporting to management of potential financial exposures.

Certain counterparties have posted or held cash collateral in support of these instruments. Progress Energy had a cash collateral asset included in derivative collateral posted of $166 million and $147 million on the Progress Energy Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, Progress Energy had 402.8 million MMBtu notional of natural gas and 10.2 million gallons notional of oil related to outstanding commodity derivative swaps and options that were entered into to hedge forecasted natural gas and oil purchases.

PEC had a cash collateral asset included in prepayments and other current assets of $30 million and $24 million on the PEC Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, PEC had 123.1 million MMBtu notional of natural gas related to outstanding commodity derivative swaps and options that were entered into to hedge forecasted natural gas purchases.

PEF’s cash collateral asset included in derivative collateral posted was $136 million and $123 million on the PEF Balance Sheets at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, PEF had 279.7 million MMBtu notional of natural gas and 10.2 million gallons notional of oil related to outstanding commodity derivative swaps and options that were entered into to hedge forecasted natural gas and oil purchases.

B.	INTEREST RATE DERIVATIVES

We use cash flow hedging strategies to reduce exposure to changes in cash flow due to fluctuating interest rates, primarily through the use of forward starting swaps. The notional amounts of interest rate derivatives are not exchanged and do not represent exposure to credit loss. In the event of default by the counterparty, the exposure in these transactions is the cost of replacing the agreements at current market rates.

At March 31, 2012, all open interest rate hedges will reach their mandatory termination dates within two years. At March 31, 2012, including amounts related to terminated hedges, we had $136 million of after-tax losses, including

$66 million and $24 million of after-tax losses at PEC and PEF, respectively, recorded in accumulated other comprehensive income (OCI) related to forward starting swaps. It is expected that in the next twelve months losses of $13 million, net of tax, primarily related to terminated hedges, will be reclassified to interest expense at Progress Energy, including $6 million and $2 million at PEC and PEF, respectively. The actual amounts that will be reclassified to earnings may vary from the expected amounts as a result of changes in interest rates, changes in the timing of debt issuances at the Parent and the Utilities, and changes in market value of currently open forward starting swaps.

At December 31, 2011, including amounts related to terminated hedges, we had $141 million of after-tax losses, including $71 million and $25 million of after-tax losses at PEC and PEF, respectively, recorded in accumulated OCI related to forward starting swaps.

At March 31, 2012, Progress Energy had $300 million notional of open forward starting swaps, including $250 million at PEC and $50 million at PEF. At December 31, 2011, Progress Energy had $500 million notional of open forward starting swaps, including $250 million at PEC and $50 million at PEF.

C.	CONTINGENT FEATURES

Certain of our commodity derivative instruments contain provisions defining fair value thresholds requiring the posting of collateral for hedges in a liability position greater than such threshold amounts. The thresholds are tiered and based on the individual company’s credit rating with Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Rating Services (S&P) and/or Fitch Ratings (Fitch). Higher credit ratings have a higher threshold requiring a lower amount of the outstanding liability position to be covered by posted collateral. Conversely, lower credit ratings require a higher amount of the outstanding liability position to be covered by posted collateral. If our credit ratings were to be downgraded, we may have to post additional collateral on certain hedges in liability positions.

In addition, certain of our commodity derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from Moody’s, S&P and/or Fitch. If our debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to the commodity derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on commodity derivative instruments in net liability positions.

The aggregate fair value of all commodity derivative instruments at Progress Energy with credit risk-related contingent features that are in a net liability position was $455 million at March 31, 2012, for which Progress Energy has posted collateral of $166 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered at March 31, 2012, Progress Energy would have been required to post an additional $289 million of collateral with its counterparties.

The aggregate fair value of all commodity derivative instruments at PEC with credit risk-related contingent features that are in a liability position was $147 million at March 31, 2012, for which PEC has posted collateral of $30 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered at March 31, 2012, PEC would have been required to post an additional $117 million of collateral with its counterparties.

The aggregate fair value of all commodity derivative instruments at PEF with credit risk-related contingent features that are in a net liability position was $308 million at March 31, 2012, for which PEF has posted collateral of $136 million in the normal course of business. If the credit risk-related contingent features underlying these agreements were triggered at March 31, 2012, PEF would have been required to post an additional $172 million of collateral with its counterparties.

D.	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITY INFORMATION

PROGRESS ENERGY

The following table presents the fair value of derivative instruments at March 31, 2012 and December 31, 2011:

Instrument / Balance sheet location	March 31, 2012		December 31, 2011
(in millions)	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Commodity cash flow derivatives
Derivative liabilities, current		$2		$2
Derivative liabilities, long-term		1		1
Interest rate derivatives
Derivative liabilities, current		42		76
Derivative liabilities, long-term		7		17
Total derivatives designated as hedging instruments		52		96

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Prepayments and other current assets	$7		$5
Other assets and deferred debits	1		-
Derivative liabilities, current		439		357
Derivative liabilities, long-term		354		332
CVOs(b)
Other current liabilities		-		14
Other liabilities and deferred credits		3		-
Fair value of derivatives not designated as hedging instruments	8	796	5	703
Fair value loss transition adjustment
Derivative liabilities, current		1		1
Derivative liabilities, long-term		2		2
Total derivatives not designated as hedging instruments	8	799	5	706
Total derivatives	$8	$851	$5	$802

(a)	Substantially all of these contracts receive regulatory treatment.
(b)
As discussed in Note 16 in the 2011 Form 10-K, the Parent issued 98.6 million CVOs in connection with the acquisition of Florida Progress during 2000. Through a negotiated settlement agreement and subsequent tender offer between October 2011 and February 2012, we repurchased and continue to hold 83.4 million CVOs.

The following tables present the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2012	2011	2012	2011	2012	2011
Interest rate derivatives(c) (d)	$2	$2	$(3)	$(1)	$-	$(1)

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded on the Consolidated Statements of Comprehensive Income are classified in interest charges.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2012	2011	2012	2011
Commodity derivatives	$(105)	$(52)	$(206)	$23

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Consolidated Balance Sheets until derivatives are settled.

Instrument	Amount of Gain or (Loss) Recognized in Income on Derivatives
(in millions)	2012	2011
CVOs(a)	$8	$-

(a)	Amounts recorded in the Consolidated Statements of Comprehensive Income are classified in other, net.

PEC

The following table presents the fair value of derivative instruments at March 31, 2012 and December 31, 2011:

Instrument / Balance sheet location	March 31, 2012		December 31, 2011
(in millions)	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Interest rate derivatives
Derivative liabilities, current		$34		$38
Other liabilities and deferred credits		7		9
Total derivatives designated as hedging instruments		41		47

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Other assets and deferred debits	$1		$-
Derivative liabilities, current		114		91
Other liabilities and deferred credits		121		110
Fair value of derivatives not designated as hedging instruments	1	235	-	201
Fair value loss transition adjustment
Derivative liabilities, current		1		1
Other liabilities and deferred credits		2		2
Total derivatives not designated as hedging instruments	1	238	-	204
Total derivatives	$1	$279	$-	$251

(a)	Substantially all of these contracts receive regulatory treatment.

The following tables present the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2012	2011	2012	2011	2012	2011
Interest rate derivatives(c) (d)	$3	$1	$(2)	$(1)	$-	$-

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded on the Consolidated Statements of Comprehensive Income are classified in interest charges.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2012	2011	2012	2011
Commodity derivatives	$(26)	$(11)	$(59)	$7

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Consolidated Balance Sheets until derivatives are settled.

PEF

The following table presents the fair value of derivative instruments at March 31, 2012 and December 31, 2011:

Instrument / Balance sheet location	March 31, 2012		December 31, 2011
(in millions)	Asset	Liability	Asset	Liability
Derivatives designated as hedging instruments
Commodity cash flow derivatives
Derivative liabilities, current		$2		$2
Derivative liabilities, long-term		1		1
Interest rate derivatives
Derivative liabilities, current		8		-
Derivative liabilities, long-term		-		8
Total derivatives designated as hedging instruments		11		11

Derivatives not designated as hedging instruments
Commodity derivatives(a)
Prepayments and other current assets	$7		$5
Derivative liabilities, current		325		266
Derivative liabilities, long-term		233		222
Total derivatives not designated as hedging instruments	7	558	5	488
Total derivatives	$7	$569	$5	$499

(a)	Substantially all of these contracts receive regulatory treatment.

The following tables present the effect of derivative instruments on the Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011:

Derivatives Designated as Hedging Instruments
Instrument	Amount of Gain or (Loss) Recognized in OCI, Net of Tax on Derivatives(a)		Amount of Gain or (Loss), Net of Tax Reclassified from Accumulated OCI into Income(a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives(b)
(in millions)	2012	2011	2012	2011	2012	2011
Interest rate derivatives(c) (d)	$-	$-	$(1)	$-	$-	$-

(a)	Effective portion.
(b)	Related to ineffective portion and amount excluded from effectiveness testing.
(c)
Amounts in accumulated OCI related to terminated hedges are reclassified to earnings as the interest expense is recorded. The effective portion of the hedges will be amortized to interest expense over the term of the related debt.

(d)	Amounts recorded on the Statements of Comprehensive Income are classified in interest charges.

Derivatives Not Designated as Hedging Instruments
Instrument	Realized Gain or (Loss)(a)		Unrealized Gain or (Loss)(b)
(in millions)	2012	2011	2012	2011
Commodity derivatives	$(79)	$(41)	$(147)	$17

(a)	After settlement of the derivatives and the fuel is consumed, gains or losses are passed through the fuel cost-recovery clause.
(b)	Amounts are recorded in regulatory liabilities and assets, respectively, on the Balance Sheets until derivatives are settled.

12.	FINANCIAL INFORMATION BY BUSINESS SEGMENT

Our reportable segments are PEC and PEF, both of which are primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina and in portions of Florida, respectively. These electric operations also distribute and sell electricity to other utilities, primarily on the east coast of the United States.

In addition to the reportable operating segments, the Corporate and Other segment includes the operations of the Parent and PESC and other miscellaneous nonregulated businesses that do not separately meet the quantitative thresholds for disclosure as separate reportable business segments.

Products and services are sold between the various reportable segments. All intersegment transactions are at cost.

(in millions)	PEC	PEF	Corporate and Other	Eliminations	Totals
At and for the three months ended March 31, 2012
Revenues
Unaffiliated	$1,085	$1,005	$2	$-	$2,092
Intersegment	-	-	59	(59)	-
Total revenues	1,085	1,005	61	(59)	2,092
Ongoing Earnings	60	130	(47)	-	143
Total assets	16,424	14,732	21,248	(16,429)	35,975

For the three months ended March 31, 2011
Revenues
Unaffiliated	$1,133	$1,032	$2	$-	$2,167
Intersegment	-	-	74	(74)	-
Total revenues	1,133	1,032	76	(74)	2,167
Ongoing Earnings	139	111	(48)	-	202

Management uses the non-GAAP financial measure “Ongoing Earnings” as a performance measure to evaluate the results of our segments and operations. Ongoing Earnings as presented here may not be comparable to similarly titled measures used by other companies. Ongoing Earnings is computed as GAAP net income attributable to controlling interests less discontinued operations and the effects of certain identified gains and charges, which are considered Ongoing Earnings adjustments. Some of the excluded gains and charges have occurred in more than one reporting period but are not considered representative of fundamental core earnings. Management has identified the following Ongoing Earnings adjustments: tax levelization, which increases or decreases the tax expense recorded in the reporting period to reflect the annual projected tax rate, because it has no impact on annual earnings; and CVO mark-to-market adjustments because we are unable to predict changes in their fair value. Additionally, management does not consider merger and integration costs, and operating results of discontinued operations to be representative of our ongoing operations and excluded these items in computing Ongoing Earnings.

A reconciliation of consolidated Ongoing Earnings to net income attributable to controlling interests follows:

(in millions)	2012	2011
Ongoing Earnings	$143	$202
Tax levelization	(7)	(2)
CVO mark-to-market	8	-
Merger and integration costs, net of tax benefit of $2 and $- (Note 2)	(5)	(14)
Continuing income attributable to noncontrolling interests, net of tax	2	1
Income from continuing operations	141	187
Discontinued operations, net of tax	11	(2)
Net income attributable to noncontrolling interests, net of tax	(2)	(1)
Net income attributable to controlling interests	$150	$184

13.	ENVIRONMENTAL MATTERS

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

The U.S. Environmental Protection Agency (EPA) and a number of states are considering additional regulatory measures that may affect management, treatment, marketing and disposal of coal combustion residues, primarily ash, from each of the Utilities’ coal-fired plants. Revised or new laws or regulations under consideration may impose changes in solid waste classifications or groundwater protection environmental controls. In June 2010, the EPA proposed two options for new rules to regulate coal combustion residues. The first option would create a comprehensive program of federally enforceable requirements for coal combustion residues management and disposal under federal hazardous waste rules. The other option would have the EPA set design and performance standards for coal combustion residues management facilities and regulate disposal of coal combustion residues as nonhazardous waste with enforcement by the courts or state laws. The EPA did not identify a preferred option. Under both options, the EPA may leave in place a regulatory exemption for approved beneficial uses of coal combustion residuals that are recycled. A final rule is expected in late 2012. There are federal legislative proposals that may direct the EPA to regulate coal combustion residues destined for disposal as non-hazardous wastes. Environmental groups filed a lawsuit on April 5, 2012, in the U.S. District Court for the District of Columbia to require the EPA to complete its rulemaking process and finalize new regulations for the storage, transportation and disposal of coal combustion residues. Compliance plans and estimated costs to meet the requirements of new regulations or statutes will be determined when any new regulations are finalized. We are also evaluating the effect on groundwater quality from past and current operations, which may result in operational changes and additional measures under existing regulations. These issues are also under evaluation by state agencies. Certain regulated chemicals have been measured in wells near our ash ponds at levels above groundwater quality standards. Additional monitoring and investigation will be conducted. Detailed plans and cost estimates will be determined if these evaluations reveal that corrective actions are necessary. We cannot predict the outcome of this matter.

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

We measure our liability for environmental sites based on available evidence, including our experience in investigating and remediating environmentally impaired sites. The process often involves assessing and developing cost-sharing arrangements with other PRPs. For all sites, as assessments are developed and analyzed, we will accrue costs for the sites in O&M expense on the Statements of Comprehensive Income to the extent our liability is probable and the costs can be reasonably estimated. Because the extent of environmental impact, allocation among PRPs for all sites, remediation alternatives (which could involve either minimal or significant efforts), and concurrence of the regulatory authorities have not yet reached the stage where a reasonable estimate of the remediation costs can be made, we cannot determine the total costs that may be incurred in connection with the remediation of all sites at this time. It is probable that current estimates will change and additional losses, which could be material, may be incurred in the future.

The following tables contain information about accruals for probable and estimable costs related to various environmental sites, which were included in other current liabilities and other liabilities and deferred credits on the Balance Sheets:

PROGRESS ENERGY
(in millions)	MGP and Other Sites	Remediation of Distribution and Substation Transformers	Total
Balance, December 31, 2011	$17	$6	$23
Amount accrued for environmental loss contingencies	3	2	5
Expenditures for environmental loss contingencies	(2)	(2)	(4)
Balance, March 31, 2012(a)	$18	$6	$24

Balance, December 31, 2010	$20	$15	$35
Amount accrued for environmental loss contingencies	-	-	-
Expenditures for environmental loss contingencies	(1)	(5)	(6)
Balance, March 31, 2011(a)	$19	$10	$29

(a)	Expected to be paid out over one to 12 years.

PEC
(in millions)	MGP and Other Sites
Balance, December 31, 2011	$11
Change in estimate for environmental loss contingencies	(1)
Expenditures for environmental loss contingencies	(1)
Balance, March 31, 2012(a)	$9

Balance, December 31, 2010	$12
Amount accrued for environmental loss contingencies	-
Expenditures for environmental loss contingencies	-
Balance, March 31, 2011(a)	$12

(a)	Expected to be paid out over one to ten years.

PEF
(in millions)	MGP and Other Sites	Remediation of Distribution and Substation Transformers	Total
Balance, December 31, 2011	$6	$6	$12
Amount accrued for environmental loss contingencies	4	2	6
Expenditures for environmental loss contingencies	(1)	(2)	(3)
Balance, March 31, 2012(a)	$9	$6	$15

Balance, December 31, 2010	$8	$15	$23
Amount accrued for environmental loss contingencies	-	-	-
Expenditures for environmental loss contingencies	(1)	(5)	(6)
Balance, March 31, 2011(a)	$7	$10	$17

(a)	Expected to be paid out over one to 12 years.

PROGRESS ENERGY

In addition to the Utilities’ sites discussed under “PEC” and “PEF” below, we incurred indemnity obligations related to certain pre-closing liabilities of divested subsidiaries, including certain environmental matters (See discussion under Guarantees in Note 14B).

PEC

PEC has recorded a minimum estimated total remediation cost for its remaining MGP site based upon its historical experience with remediation of several of its MGP sites. Remediation of PEC’s other MGP sites has been substantially completed. The maximum amount of the range for all of PEC’s environmental sites cannot be determined at this time. Actual experience may differ from current estimates, and it is probable that estimates will continue to change in the future.

In 2004, the EPA advised PEC that it had been identified as a PRP at the Ward Transformer site located in Raleigh, N.C. (Ward) site. The EPA offered PEC and a number of other PRPs the opportunity to negotiate the removal action for the Ward site and reimbursement to the EPA for the EPA’s past expenditures in addressing conditions at the Ward site. Subsequently, PEC and other PRPs signed a settlement agreement, which requires the participating PRPs to remediate the Ward site. At March 31, 2012 and December 31, 2011, PEC’s recorded liability for the site was approximately $5 million. In 2008 and 2009, PEC filed civil actions against non-participating PRPs seeking contribution for and recovery of costs incurred in remediating the Ward site, as well as a declaratory judgment that defendants are jointly and severally liable for response costs at the site. PEC has settled with a number of the PRPs and is in active settlement negotiations with others. In March 2010, the federal district court in which this matter is pending denied motions to dismiss filed by a number of defendants, but granted several other motions filed by state agencies and successor entities. The court established a “test case” program providing for a determination of liability on the part of a set of representative defendants. Summary judgment motions and responsive pleadings are being filed by and against these defendants and discovery and briefing are expected to be completed by May 2012. Meanwhile, proceedings with respect to the other defendants have been stayed. The outcome of these matters cannot be predicted.

In 2008, the EPA issued a Record of Decision for the operable unit for stream segments downstream from the Ward site (Ward OU1) and advised 61 parties, including PEC, of their identification as PRPs for Ward OU1 and for further investigation at the Ward facility and certain adjacent areas (Ward OU2). The EPA’s estimate for the selected remedy for Ward OU1 is approximately $6 million. The EPA offered PEC and the other PRPs the opportunity to negotiate implementation of a response action for Ward OU1 and a remedial investigation and feasibility study for Ward OU2, as well as reimbursement to the EPA of approximately $1 million for the EPA’s past expenditures in addressing conditions at the site. In September 2011, the EPA issued unilateral administrative orders to certain parties, which did not include PEC, directing the performance of remedial activities with regard to Ward OU1. It is not possible at this time to reasonably estimate the total amount of PEC’s obligation, if any, for Ward OU1 and Ward OU2.

PEF

The accruals for PEF’s MGP and other sites relate to two former MGP sites and other sites associated with PEF that have required, or are anticipated to require, investigation and/or remediation. Remediation of one MGP site has been substantially completed. At March 31, 2012, PEF’s accrual primarily relates to a MGP site located in Orlando, Fla. The PRP group for the Orlando MGP site has agreed to an interim allocation for the Orlando MGP site and is conducting a feasibility study for remediation of soil and groundwater down to 50 feet, which has not been completed. The study preliminarily indicates a range of viable remedial approaches, and agreement has not been reached on the remediation approach. During the quarter ended March 31, 2012, one participating PRP ended its participation in the PRP group. The PRP allocations have been adjusted accordingly. The PRP group for the Orlando MGP site intends to seek recovery from the non-participating PRP, but no amount for recovery has been recorded. PEF has accrued its best estimate of its obligation with respect to the Orlando MGP site. Based on current estimates for the range of viable remedial approaches and its current allocation share, PEF could incur additional obligations of up to approximately $4 million for remediation of soil and groundwater down to 50 feet. Results of an investigative study revealed the presence of MGP byproduct material below 200 feet from the surface. The layer between approximately 50 feet and 200 feet below the surface, which is clay, is not impacted. The maximum amount of the range for remediation, if any, below 200 feet at the Orlando MGP site and for PEF’s other sites cannot be determined at this time. Actual experience may differ from current estimates, and it is probable that estimates will continue to change in the future. We cannot predict the outcome of this matter.

PEF has received approval from the FPSC for recovery through the ECRC of the majority of costs associated with the remediation of distribution and substation transformers. Under agreements with the Florida Department of Environmental Protection (FDEP), PEF has reviewed all distribution transformer sites and all substation sites for mineral oil-impacted soil caused by equipment integrity issues. Should additional distribution transformer sites be identified outside of this population, the distribution O&M expense will not be recoverable through the ECRC.

B.	AIR AND WATER QUALITY

We are, or may ultimately be, subject to various current and proposed federal, state and local environmental compliance laws and regulations governing air and water quality, which likely would result in increased capital expenditures and O&M expense. Control equipment installed for compliance with then-existing or proposed laws and regulations may address some of the issues outlined. PEC and PEF have been developing an integrated compliance strategy to meet these evolving requirements. PEC has installed environmental compliance controls that meet the emission reduction requirements under the first phase of the North Carolina Clean Smokestacks Act (Clean Smokestacks Act). The air quality controls installed to comply with nitrogen oxides (NOx) and sulfur dioxide (SO2) requirements under certain sections of the Clean Air Act (CAA) and the Clean Smokestacks Act, as well as PEC’s plan to replace a portion of its coal-fired generation with natural gas-fueled generation, largely address the CAIR requirements for NOx and SO2 for our North Carolina units at PEC. PEF has installed environmental compliance controls that meet the emission reduction requirements under the first phase of CAIR.

After prior mercury regulation was vacated in federal court, the EPA developed maximum achievable control technology (MACT) standards. The Mercury and Air Toxics Standards (MATS), which are the final MACT standards for coal-fired and oil-fired electric steam generating units, became effective on April 16, 2012. Compliance is due in three years with provisions for a one-year extension from state agencies on a case-by-case basis. The MATS contains stringent emission limits for mercury, non-mercury metals, and acid gases from coal-fired units and hazardous air pollutant metals, acid gases, and hydrogen fluoride from oil-fired units. Several petitions regarding portions of the MATS rule have been filed in the U.S. Court of Appeals for the District of Columbia (D.C. Court of Appeals), including one by the Utility Air Regulatory Group, of which Progress Energy is a member. The North Carolina mercury rule contains a requirement that all coal-fired units in the state install mercury controls by December 31, 2017, and requires compliance plan applications to be submitted in 2013. Due to significant investments in NOx and SO2 emission controls and fleet modernization projects completed or under way, we believe PEC is relatively well positioned to comply with the MATS. However, PEF will be required to complete additional emissions controls and/or fleet modernization projects in order to meet the compliance timeframe for the MATS. On March 29, 2012, PEF announced plans to convert Anclote to 100 percent natural gas, which will substantially reduce emissions, as part of its MATS compliance strategy. We are continuing to evaluate the impacts of the MATS on the Utilities. We anticipate that compliance with the MATS will satisfy the North Carolina mercury rule requirements for PEC. The outcome of these matters cannot be predicted.

The CAIR, issued by the EPA, required the District of Columbia and 28 states, including North Carolina, South Carolina and Florida, to reduce NOx and SO2 emissions. The CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for NOx and beginning in 2010 and 2015, respectively, for SO2. States were required to adopt rules implementing the CAIR, and the EPA approved the North Carolina CAIR, the South Carolina CAIR and the Florida CAIR. A 2008 decision by the D.C. Court of Appeals remanded the CAIR without vacating it for the EPA to conduct further proceedings.

 On July 7, 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR) to replace the CAIR. The CSAPR, which was scheduled to take effect on January 1, 2012, contains new emissions trading programs for NOx and SO2 emissions as well as more stringent overall emissions targets in 27 states, including North Carolina, South Carolina and Florida. A number of parties, including groups of which PEC and PEF are members, filed petitions for reconsideration and stay of, as well as legal challenges to, the CSAPR. On December 30, 2011, the D.C. Court of

Appeals issued an order staying the implementation of the CSAPR, pending a decision by the court resolving the challenges to the rule. Oral argument for the CSAPR litigation occurred on April 13, 2012. As a result of the stay of CSAPR, the CAIR continues to remain in effect. The EPA issued the CSAPR as four separate programs, including the NOx annual trading program, the NOx ozone season trading program, the SO2 Group 1 trading program and the SO2 Group 2 trading program. If the CSAPR is upheld, North Carolina and South Carolina are included in the NOx and SO2 annual trading programs, as well as the NOx ozone season trading program. North Carolina remains classified as a Group 1 state, which will require additional NOx and SO2 emission reductions beginning in January 2014. South Carolina remains classified as a Group 2 state with no additional reductions required in 2014. Under the CSAPR, Florida is subject only to the NOx ozone season trading program. Due to significant investments in NOx and SO2 emissions controls and fleet modernization projects completed or under way, we believe PEC and PEF are positioned to comply with the CSAPR without the need for significant capital expenditures. We cannot predict the outcome of this matter.

To date, expenditures at PEF for CAIR regulation primarily relate to environmental compliance projects at CR4 and CR5, which have both been completed and placed in service. Under an agreement with the FDEP, PEF will retire Crystal River Units 1 and 2 (CR1 and CR2) as coal-fired units and operate emission control equipment at CR4 and CR5. CR1 and CR2 are scheduled to be retired after the second proposed nuclear unit at Levy completes its first fuel cycle, which was originally anticipated to be around 2020. As discussed in Note 5B, major construction activities for Levy are being postponed, and the in-service date for the first Levy unit has been shifted to 2024. As required, PEF will continue to advise the FDEP of these developments that will delay the retirement of CR1 and CR2 beyond the originally anticipated date. We are currently evaluating the impacts of the Levy schedule on PEF’s compliance with environmental regulations. We cannot predict the outcome of this matter.

As previously discussed, the CSAPR establishes new NOx annual and seasonal ozone programs and a new SO2 trading program. NOx and SO2 emission allowances applicable to the current CAIR cannot be used to satisfy the new CSAPR programs. SO2 emission allowances will be utilized by the Utilities to comply with existing CAA requirements. NOx allowances cannot be utilized to comply with other requirements. As a result of the previously discussed D.C. Court of Appeals order staying the implementation of the CSAPR, the CAIR emission allowance program remains in effect. Emission allowances are included on the Balance Sheets in inventory and in other assets and deferred debits and have not changed materially from what was reported in the 2011 Form 10-K.

14.	COMMITMENTS AND CONTINGENCIES

Contingencies and significant changes to the commitments discussed in Note 22 in the 2011 Form 10-K are described below.

A.	PURCHASE OBLIGATIONS

As part of our ordinary course of business, we and the Utilities enter into various long- and short-term contracts for fuel requirements at our generating plants. Significant changes from the commitment amounts reported in Note 22A in the 2011 Form 10-K can result from new contracts, changes in existing contracts along with the impact of fluctuations in current estimates of future market prices for those contracts that are market price indexed. In most cases, these contracts contain provisions for price adjustments, minimum purchase levels, and other financial commitments. Additional commitments for fuel and related transportation will be required to supply the Utilities’ future needs. At March 31, 2012, our and the Utilities’ contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2011 Form 10-K.

B.	GUARANTEES

As a part of normal business, we enter into various agreements providing future financial or performance assurances to third parties. Such agreements include guarantees, standby letters of credit and surety bonds. At March 31, 2012, we do not believe conditions are likely for significant performance under these guarantees. To the extent liabilities are incurred as a result of the activities covered by the guarantees, such liabilities are included in the accompanying Balance Sheets.

At March 31, 2012, we have issued guarantees and indemnifications of and for certain asset performance, legal, tax and environmental matters to third parties, including indemnifications made in connection with sales of businesses. At March 31, 2012, our estimated maximum exposure for guarantees and indemnifications for which a maximum exposure is determinable was $234 million, including $59 million at PEF. Related to the sales of businesses, the latest specified notice period extends until 2013 for the majority of legal, tax and environmental matters provided for in the indemnification provisions. Indemnifications for the performance of assets extend to 2016. For certain matters for which we receive timely notice, our indemnity obligations may extend beyond the notice period. Certain indemnifications related to discontinued operations have no limitations as to time or maximum potential future payments. At March 31, 2012 and December 31, 2011, we had recorded liabilities related to guarantees and indemnifications to third parties of $43 million and $63 million, respectively. These amounts included $35 million and $37 million for PEF at March 31, 2012 and December 31, 2011, respectively. Our liabilities decreased primarily due to the reversal of certain environmental indemnification liabilities for which the indemnification period has expired (See Note 4). During the three months ended March 31, 2012, our and the Utilities’ accruals and expenditures related to guarantees and indemnifications were not material. As current estimates change, it is possible that additional losses related to guarantees and indemnifications to third parties, which could be material, may be recorded in the future.

In addition, the Parent has issued $300 million in guarantees for certain payments of two wholly owned indirect subsidiaries (See Note 15).

C.	OTHER COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL

We are subject to federal, state and local regulations regarding environmental matters (See Note 13).

Hurricane Katrina

In May 2011, PEC and PEF were named in a class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claimed that PEC and PEF, along with numerous other utility, oil, coal and chemical companies, were liable for damages relating to losses suffered by victims of Hurricane Katrina as a result of their contributions of greenhouse gas emissions to the frequency and intensity of storms such as Hurricane Katrina. On March 20, 2012, the federal district court dismissed the class action lawsuit. On April 16, 2012, the plaintiffs filed a notice of appeal of this decision with the United States Court of Appeals for the Fifth Circuit. We believe the plaintiff’s claim is without merit; however, we cannot predict the outcome of this matter.

Water Discharge Permit

In October 2011, Earthjustice, on behalf of the Sierra Club and Florida Wildlife Federation, filed a petition seeking review of the water discharge permit issued to CR1, CR2 and CR3 raising a number of technical and legal issues with respect to the permit. In March 2012, a settlement was reached providing for the withdrawal of the petition and issuance by the FDEP of a revised water discharge permit identical in form to the one under appeal but with an 18-month term rather than the standard five-year term. The settlement fully resolved the current dispute.

SPENT NUCLEAR FUEL MATTERS

Pursuant to the Nuclear Waste Policy Act of 1982, the Utilities entered into contracts with the U.S. Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same Standard Contract for Disposal of Spent Nuclear Fuel.

The DOE failed to begin taking spent nuclear fuel by January 31, 1998. In January 2004, the Utilities filed a complaint in the U.S. Court of Federal Claims against the DOE, claiming that the DOE breached the standard contract and asserting damages incurred through 2005. In 2011, the judge in the U.S. Court of Federal Claims issued a ruling to award PEC substantially all their asserted damages. As a result, PEC recorded the award as an offset for past spent fuel storage costs incurred.

On December 12, 2011, the Utilities filed another complaint in the U.S. Court of Federal Claims against the DOE, claiming damages incurred from January 1, 2006, through December 31, 2010. The damages stem from the same breach of contract asserted in the previous litigation. On March 23, 2012, the Utilities filed their initial disclosure of damages with the U.S. Court of Federal Claims and the DOE. The Utilities may file subsequent damage claims as they incur additional costs. We cannot predict the outcome of this matter.

SYNTHETIC FUELS MATTERS

In October 2009, a jury delivered a verdict in a lawsuit against Progress Energy and a number of our subsidiaries and affiliates arising out of an Asset Purchase Agreement dated as of October 19, 1999, and amended as of August 23, 2000, (the Asset Purchase Agreement) by and among U.S. Global, LLC (Global); Earthco synthetic fuels facilities (Earthco); certain affiliates of Earthco; EFC Synfuel LLC (which was owned indirectly by Progress Energy, Inc.) and certain of its affiliates, including Solid Energy LLC; Solid Fuel LLC; Ceredo Synfuel LLC; Gulf Coast Synfuel LLC (renamed Sandy River Synfuel LLC) (collectively, the Progress Affiliates), as amended by an amendment to the Asset Purchase Agreement. In a case filed in the Circuit Court for Broward County, Fla., in March 2003 (the Florida Global Case), Global requested an unspecified amount of compensatory damages, as well as declaratory relief. Global asserted (1) that pursuant to the Asset Purchase Agreement, it was entitled to an interest in two synthetic fuels facilities previously owned by the Progress Affiliates and an option to purchase additional interests in the two synthetic fuels facilities and (2) that it was entitled to damages because the Progress Affiliates prohibited it from procuring purchasers for the synthetic fuels facilities. As a result of the 2007 expiration of the Internal Revenue Code Section 29 tax credit program, all of our synthetic fuels businesses were abandoned and we reclassified our synthetic fuels businesses as discontinued operations.

The jury awarded Global $78 million. In November 2009, the court assessed $55 million in prejudgment interest and entered judgment in favor of Global in a total amount of $133 million. During the year ended December 31, 2009, we recorded an after-tax charge of $74 million to discontinued operations. In December 2009, we appealed the Broward County judgment to the Florida Fourth District Court of Appeals. Also in December 2009, we made a $154 million payment, which represents payment of the total judgment and a required premium equivalent to two years of interest, to the Broward County Clerk of Court bond account. The appellate briefing process has been completed. Oral argument was held on September 27, 2011. We cannot predict the outcome of this matter.

In a second suit filed in the Superior Court for Wake County, N.C., Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC (the North Carolina Global Case), the Progress Affiliates seek declaratory relief consistent with our interpretation of the Asset Purchase Agreement. Global was served with the North Carolina Global Case on April 17, 2003. In May 2003, Global moved to dismiss the North Carolina Global Case for lack of personal jurisdiction over Global. In the alternative, Global requested that the court decline to exercise its discretion to hear the Progress Affiliates’ declaratory judgment action. In August 2003, the Wake County Superior Court denied Global’s motion to dismiss, but stayed the North Carolina Global Case, pending the outcome of the Florida Global Case. The Progress Affiliates appealed the superior court’s order staying the case. By order dated September 7, 2004, the North Carolina Court of Appeals dismissed the Progress Affiliates’ appeal. Based upon the verdict in the Florida Global Case, we anticipate dismissal of the North Carolina Global Case.

OTHER LITIGATION MATTERS

We and our subsidiaries are involved in various litigation matters in the ordinary course of business, some of which involve substantial amounts. While the results of litigation and claims cannot be predicted with certainty, we believe the reasonably possible losses of such matters, individually and in the aggregate, are not material. Additionally, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

15.	CONDENSED CONSOLIDATING STATEMENTS

As discussed in Note 23 in the 2011 Form 10-K, we have guaranteed certain payments of two 100 percent owned indirect subsidiaries, FPC Capital I (the Trust) and Florida Progress Funding Corporation (Funding Corp.). Our guarantees are joint and several, full and unconditional and are in addition to the joint and several, full and unconditional guarantees issued to the Trust and Funding Corp. by Florida Progress. Our subsidiaries have provisions restricting the payment of dividends to the Parent in certain limited circumstances and as disclosed in Note 12B in the 2011 Form 10-K, there were no restrictions on PEC’s or PEF’s retained earnings.

The Trust is a VIE of which we are not the primary beneficiary. Separate financial statements and other disclosures concerning the Trust have not been presented because we believe that such information is not material to investors.

Presented below are the condensed consolidating Statements of Comprehensive Income, Balance Sheets and Cash Flows as required by Rule 3-10 of Regulation S-X. In these condensed consolidating statements, the Parent column includes the financial results of the parent holding company only. The Subsidiary Guarantor column includes the consolidated financial results of Florida Progress only, which is primarily comprised of its wholly owned subsidiary PEF. The Non-guarantor Subsidiaries column includes the consolidated financial results of all non-guarantor subsidiaries, which is primarily comprised of our wholly owned subsidiary PEC. The Other column includes elimination entries for all intercompany transactions and other consolidation adjustments. Financial statements for PEC and PEF are separately presented elsewhere in this Form 10-Q. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries. The financial information may not necessarily be indicative of results of operations or financial position had the Subsidiary Guarantor or other non-guarantor subsidiaries operated as independent entities.

Condensed Consolidating Statement of Comprehensive Income
Three months ended March 31, 2012
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating revenues
Operating revenues	$-	$1,007	$1,085	$-	$2,092
Affiliate revenues	-	-	59	(59)	-
Total operating revenues	-	1,007	1,144	(59)	2,092
Operating expenses
Fuel used in electric generation	-	336	349	-	685
Purchased power	-	145	65	-	210
Operation and maintenance	1	160	422	(54)	529
Depreciation, amortization and accretion	-	27	139	-	166
Taxes other than on income	-	82	58	(2)	138
Total operating expenses	1	750	1,033	(56)	1,728
Operating (loss) income	(1)	257	111	(3)	364
Other income (expense)
Interest income	1	-	-	-	1
Allowance for equity funds used during construction	-	9	15	-	24
Other, net	8	1	2	2	13
Total other income, net	9	10	17	2	38
Interest charges
Interest charges	66	73	55	-	194
Allowance for borrowed funds used during construction	-	(4)	(5)	-	(9)
Total interest charges, net	66	69	50	-	185
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(58)	198	78	(1)	217
Income tax (benefit) expense	(22)	73	27	(2)	76
Equity in earnings of consolidated subsidiaries	186	-	-	(186)	-
Income from continuing operations	150	125	51	(185)	141
Discontinued operations, net of tax	-	11	-	-	11
Net income	150	136	51	(185)	152
Net income attributable to noncontrolling interests, net of tax	-	(1)	-	(1)	(2)
Net income attributable to controlling interests	$150	$135	$51	$(186)	$150
Comprehensive income
Comprehensive income	$155	$137	$55	$(190)	$157
Comprehensive income attributable to noncontrolling interests, net of tax	-	(1)	-	(1)	(2)
Comprehensive income attributable to controlling interests	$155	$136	$55	$(191)	$155

Condensed Consolidating Statement of Comprehensive Income
Three months ended March 31, 2011
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Operating revenues
Operating revenues	$-	$1,034	$1,133	$-	$2,167
Affiliate revenues	-	-	74	(74)	-
Total operating revenues	-	1,034	1,207	(74)	2,167
Operating expenses
Fuel used in electric generation	-	355	363	-	718
Purchased power	-	153	67	-	220
Operation and maintenance	3	211	351	(71)	494
Depreciation, amortization and accretion	-	25	129	-	154
Taxes other than on income	-	85	59	(4)	140
Other	-	(10)	-	-	(10)
Total operating expenses	3	819	969	(75)	1,716
Operating (loss) income	(3)	215	238	1	451
Other income (expense)
Interest income	-	1	-	-	1
Allowance for equity funds used during construction	-	9	20	-	29
Other, net	-	5	(2)	-	3
Total other income, net	-	15	18	-	33
Interest charges
Interest charges	73	75	51	-	199
Allowance for borrowed funds used during construction	-	(4)	(5)	-	(9)
Total interest charges, net	73	71	46	-	190
(Loss) income from continuing operations before income tax and equity in earnings of consolidated subsidiaries	(76)	159	210	1	294
Income tax (benefit) expense	(31)	60	80	(2)	107
Equity in earnings of consolidated subsidiaries	229	-	-	(229)	-
Income from continuing operations before cumulative effect of change in accounting principle	184	99	130	(226)	187
Discontinued operations, net of tax	-	(1)	(1)	-	(2)
Net income	184	98	129	(226)	185
Net (income) loss attributable to noncontrolling interests, net of tax	-	(1)	-	-	(1)
Net income attributable to controlling interests	$184	$97	$129	$(226)	$184
Comprehensive income
Comprehensive income	$188	$99	$132	$(230)	$189
Comprehensive income attributable to noncontrolling interests	-	(1)	-	-	(1)
Comprehensive income attributable to controlling interests	$188	$98	$132	$(230)	$188

Condensed Consolidating Balance Sheet
March 31, 2012
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
ASSETS
Utility plant, net	$-	$10,596	$12,124	$85	$22,805
Current assets
Cash and cash equivalents	511	33	21	-	565
Receivables, net	-	346	412	-	758
Notes receivable from affiliated companies	63	7	172	(242)	-
Regulatory assets	-	225	25	-	250
Derivative collateral posted	-	136	30	-	166
Prepayments and other current assets	135	960	1,134	(133)	2,096
Total current assets	709	1,707	1,794	(375)	3,835
Deferred debits and other assets
Investment in consolidated subsidiaries	13,968	-	-	(13,968)	-
Regulatory assets	-	1,659	1,464	-	3,123
Goodwill	-	-	-	3,655	3,655
Nuclear decommissioning trust funds	-	599	1,163	-	1,762
Other assets and deferred debits	116	255	869	(445)	795
Total deferred debits and other assets	14,084	2,513	3,496	(10,758)	9,335
Total assets	$14,793	$14,816	$17,414	$(11,048)	$35,975
CAPITALIZATION AND LIABILITIES
Equity
Common stock equity	$10,009	$4,759	$5,536	$(10,295)	$10,009
Noncontrolling interests	-	2	-	-	2
Total equity	10,009	4,761	5,536	(10,295)	10,011
Preferred stock of subsidiaries	-	34	59	-	93
Long-term debt, affiliate	-	309	-	(36)	273
Long-term debt, net	3,992	4,057	3,693	-	11,742
Total capitalization	14,001	9,161	9,288	(10,331)	22,119
Current liabilities
Current portion of long-term debt	450	425	500	-	1,375
Short-term debt	255	360	441	-	1,056
Notes payable to affiliated companies	-	198	44	(242)	-
Derivative liabilities	-	335	149	-	484
Other current liabilities	65	836	1,084	(138)	1,847
Total current liabilities	770	2,154	2,218	(380)	4,762
Deferred credits and other liabilities
Noncurrent income tax liabilities	-	990	2,062	(415)	2,637
Regulatory liabilities	-	967	1,632	85	2,684
Other liabilities and deferred credits	22	1,544	2,214	(7)	3,773
Total deferred credits and other liabilities	22	3,501	5,908	(337)	9,094
Total capitalization and liabilities	$14,793	$14,816	$17,414	$(11,048)	$35,975

Condensed Consolidating Balance Sheet
December 31, 2011
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
ASSETS
Utility plant, net	$-	$10,523	$11,887	$87	$22,497
Current assets
Cash and cash equivalents	117	92	21	-	230
Receivables, net	-	372	517	-	889
Notes receivable from affiliated companies	53	-	219	(272)	-
Regulatory assets	-	244	31	-	275
Derivative collateral posted	-	123	24	-	147
Prepayments and other current assets	128	852	1,049	(87)	1,942
Total current assets	298	1,683	1,861	(359)	3,483
Deferred debits and other assets
Investment in consolidated subsidiaries	14,043	-	-	(14,043)	-
Regulatory assets	-	1,602	1,423	-	3,025
Goodwill	-	-	-	3,655	3,655
Nuclear decommissioning trust funds	-	559	1,088	-	1,647
Other assets and deferred debits	140	242	856	(486)	752
Total deferred debits and other assets	14,183	2,403	3,367	(10,874)	9,079
Total assets	$14,481	$14,609	$17,115	$(11,146)	$35,059
CAPITALIZATION AND LIABILITIES
Equity
Common stock equity	$10,021	$4,728	$5,646	$(10,374)	$10,021
Noncontrolling interests	-	4	-	-	4
Total equity	10,021	4,732	5,646	(10,374)	10,025
Preferred stock of subsidiaries	-	34	59	-	93
Long-term debt, affiliate	-	309	-	(36)	273
Long-term debt, net	3,543	4,482	3,693	-	11,718
Total capitalization	13,564	9,557	9,398	(10,410)	22,109
Current liabilities
Current portion of long-term debt	450	-	500	-	950
Short-term debt	250	233	188	-	671
Notes payable to affiliated companies	-	238	34	(272)	-
Derivative liabilities	38	268	130	-	436
Other current liabilities	161	839	1,112	(84)	2,028
Total current liabilities	899	1,578	1,964	(356)	4,085
Deferred credits and other liabilities
Noncurrent income tax liabilities	-	837	1,976	(458)	2,355
Regulatory liabilities	-	1,071	1,543	86	2,700
Other liabilities and deferred credits	18	1,566	2,234	(8)	3,810
Total deferred credits and other liabilities	18	3,474	5,753	(380)	8,865
Total capitalization and liabilities	$14,481	$14,609	$17,115	$(11,146)	$35,059

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2012
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Net cash provided by operating activities	$227	$166	$245	$(282)	$356
Investing activities
Gross property additions	-	(197)	(365)	-	(562)
Nuclear fuel additions	-	(13)	(38)	-	(51)
Purchases of available-for-sale securities and other investments	-	(225)	(138)	-	(363)
Proceeds from available-for-sale securities and other investments	-	226	133	-	359
Changes in advances to affiliated companies	(10)	(7)	47	(30)	-
Other investing activities	(14)	15	64	-	65
Net cash used by investing activities	(24)	(201)	(297)	(30)	(552)
Financing activities
Issuance of common stock, net	3	-	-	-	3
Dividends paid on common stock	(260)	-	-	-	(260)
Dividends paid to parent	-	(108)	(175)	283	-
Proceeds from the issuance of short-term debt with original maturities greater than 90 days	-	65	-	-	65
Net increase in short-term debt	5	62	253	-	320
Proceeds from issuance of long-term debt, net	444	-	-	-	444
Changes in advances from affiliated companies	-	(40)	11	29	-
Other financing activities	(1)	(3)	(37)	-	(41)
Net cash provided (used) by financing activities	191	(24)	52	312	531
Net increase (decrease) in cash and cash equivalents	394	(59)	-	-	335
Cash and cash equivalents at beginning of period	117	92	21	-	230
Cash and cash equivalents at end of period	$511	$33	$21	$-	$565

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2011
(in millions)	Parent	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Other	Progress Energy, Inc.
Net cash provided by operating activities	$280	$257	$337	$(428)	$446
Investing activities
Gross property additions	-	(218)	(283)	-	(501)
Nuclear fuel additions	-	(7)	(50)	-	(57)
Purchases of available-for-sale securities and other investments	-	(1,661)	(156)	-	(1,817)
Proceeds from available-for-sale securities and other investments	-	1,661	148	-	1,809
Changes in advances to affiliated companies	(75)	21	42	12	-
Contributions to consolidated subsidiaries	(10)	-	-	10	-
Other investing activities	-	43	5	(2)	46
Net cash used by investing activities	(85)	(161)	(294)	20	(520)
Financing activities
Issuance of common stock, net	8	-	-	-	8
Dividends paid on common stock	(183)	-	-	-	(183)
Dividends paid to parent	-	(328)	(100)	428	-
Net increase in short-term debt	79	-	-	-	79
Proceeds from issuance of long-term debt, net	494	-	-	-	494
Retirement of long-term debt	(700)	-	-	-	(700)
Changes in advances from affiliated companies	-	11	-	(11)	-
Contributions from parent	-	10	-	(10)	-
Other financing activities	-	(4)	(60)	1	(63)
Net cash used by financing activities	(302)	(311)	(160)	408	(365)
Net decrease in cash and cash equivalents	(107)	(215)	(117)	-	(439)
Cash and cash equivalents at beginning of period	110	270	231	-	611
Cash and cash equivalents at end of period	$3	$55	$114	$-	$172

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is separately filed by Progress Energy, PEC and PEF. As used in this report, Progress Energy, which includes the Parent and its regulated and nonregulated subsidiaries on a consolidated basis, is at times referred to as “we,” “us” or “our.” When discussing Progress Energy’s financial information, it necessarily includes the results of the Utilities. The term “Progress Registrants” refers to each of the three separate registrants: Progress Energy, PEC and PEF. Information contained herein relating to PEC and PEF individually is filed by such company on its own behalf. Neither of the Utilities makes any representation as to information related solely to Progress Energy or the subsidiaries of Progress Energy other than itself.

The following MD&A contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review “Safe Harbor for Forward-Looking Statements” and Item 1A, “Risk Factors,” found within Part II of this Form 10-Q and Item 1A, “Risk Factors,” to the Progress Registrants’ 2011 Form 10-K for a discussion of the factors that may impact any such forward-looking statements made herein.

Amounts reported in the interim statements of comprehensive income are not necessarily indicative of amounts expected for the respective annual or future periods due to the effects of weather variations and the timing of outages of electric generating units, especially nuclear-fueled units, among other factors.

MD&A includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures, “Ongoing Earnings” and “Base Revenues,” discussed below. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to and not a substitute for financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

MD&A should be read in conjunction with the accompanying financial statements found elsewhere in this report and in conjunction with the 2011 Form 10-K.

MERGER

On January 8, 2011, Duke Energy and Progress Energy entered into the Merger Agreement. Pursuant to the Merger Agreement, Progress Energy will be acquired by Duke Energy in a stock-for-stock transaction and become a wholly owned subsidiary of Duke Energy. Consummation of the merger is subject to customary conditions, including, among others things, approval of the shareholders of each company, expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, and receipt of approvals, to the extent required, from the FERC, the Federal Communications Commission, the NRC, the NCUC, the Kentucky Public Service Commission and the SCPSC. Although there are no merger-specific regulatory approvals required in Indiana, Ohio or Florida, the companies will continue to update the public service commissions in those states on the merger, as applicable and as required.

See Item 1A, “Risk Factors,” found within Part II of this Form 10-Q and Item 1A, “Risk Factors,” and Note 2 to the Progress Registrants’ 2011 Form 10-K for risks and additional information related to the merger.

We do not expect the merger to have a significant impact on our cash requirements and sources of liquidity during 2012. Pursuant to the Merger Agreement, only limited equity issuances through certain employee benefit plans and stock option plans are permitted. In the event the merger does not close by the Merger Agreement termination date of July 8, 2012, we may also use equity offerings or ongoing sales of common stock through the IPP and/or employee benefit and stock option plans to support our liquidity requirements. Additionally, the Merger Agreement restricts our ability, without the prior approval of Duke Energy, to increase the common stock dividend rate until consummation or termination of the Merger Agreement. Total capital spending and the extent to which we can obtain financing through long-term debt issuances are also limited.

After consummation of the merger, Progress Energy intends to cease filing periodic reports with the SEC as soon as practicable. PEC and PEF intend to continue to file periodic reports with the SEC.

Certain substantial changes in ownership of Progress Energy, including the merger, can impact the timing of the utilization of tax credit carry forwards and net operating loss carry forwards (See Note 15 in the 2011 Form 10-K).

For planning purposes, the companies are targeting for the merger to close on July 1, 2012. Until the merger has received all necessary approvals and has closed, Progress Energy and Duke Energy will continue to operate as separate entities. Accordingly, the information presented in this Form 10-Q is presented solely for the Progress Registrants on a stand-alone basis.

PROGRESS ENERGY

RESULTS OF OPERATIONS

In this section, we provide analysis and discussion of earnings and the factors affecting earnings on both a GAAP and non-GAAP basis. We introduce our results of operations in an overview section followed by a more detailed analysis and discussion by business segment.

We compute our non-GAAP financial measurement “Ongoing Earnings” as GAAP net income attributable to controlling interests less discontinued operations and the effects of certain identified gains and charges, which are considered Ongoing Earnings adjustments. Some of the excluded gains and charges have occurred in more than one reporting period but are not considered representative of fundamental core earnings. Ongoing Earnings is not a measure calculated in accordance with GAAP, and should be viewed as a supplement to, and not a substitute for, our results of operations presented in accordance with GAAP. Ongoing Earnings as presented here may not be comparable to similarly titled measures used by other companies.

A reconciliation of Ongoing Earnings to GAAP net income attributable to controlling interests follows:

(in millions except per share data)	PEC	PEF	Corporate and Other	Total	Per Share
Three months ended March 31, 2012
Ongoing Earnings	$60	$130	$(47)	$143	$0.48
Tax levelization	(6)	(1)	-	(7)	(0.02)
CVO mark-to-market(a)	-	-	8	8	0.03
Merger and integration costs, net of tax(a)	(3)	(2)	-	(5)	(0.02)
Discontinued operations attributable to controlling interests, net of tax	-	-	11	11	0.04
Net income (loss) attributable to controlling interests(b)	$51	$127	$(28)	$150	$0.51

Three months ended March 31, 2011
Ongoing Earnings	$139	$111	$(48)	$202	$0.69
Tax levelization	(2)	(3)	3	(2)	(0.01)
Merger and integration costs, net of tax(a)	(7)	(7)	-	(14)	(0.05)
Discontinued operations attributable to controlling interests, net of tax	-	-	(2)	(2)	(0.01)
Net income (loss) attributable to controlling interests(b)	$130	$101	$(47)	$184	$0.62

(a)	Calculated using an assumed tax rate of 40 percent to the extent items are tax deductible.
(b)	Net income attributable to controlling interests is shown net of preferred stock dividend requirement of $(1) million at both PEC and PEF.

Management uses the non-GAAP financial measure Ongoing Earnings (i) as a measure of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends;

(ii) as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; (iii) as a measure for determining levels of incentive compensation; and (iv) in communications with our board of directors, employees, shareholders, analysts and investors concerning our financial performance. Management believes this non-GAAP measure is appropriate for understanding the business and assessing our potential future performance, because excluded items are limited to those that management believes are not representative of our fundamental core earnings.

OVERVIEW

For the quarter ended March 31, 2012, our net income attributable to controlling interests was $150 million, or $0.51 per share, compared to net income attributable to controlling interests of $184 million, or $0.62 per share, for the same period in 2011. The decrease as compared to prior year was primarily due to:

•	higher O&M expense at PEC primarily due to an additional nuclear refueling outage and
•	unfavorable impact of weather at PEC.

Offsetting these items were:

•	lower O&M expense at PEF primarily due to the reversal of certain regulatory liabilities in accordance with the 2012 settlement agreement and
•	higher income from discontinued operations (Ongoing Earnings adjustment).

PROGRESS ENERGY CAROLINAS

PEC contributed net income available to parent totaling $51 million and $130 million for the three months ended March 31, 2012 and 2011, respectively. Net income available to parent for the three months ended March 31, 2012, compared to the same period in 2011, decreased primarily due to higher O&M expense resulting from an additional nuclear refueling outage and the unfavorable impact of weather. PEC contributed Ongoing Earnings of $60 million and $139 million for the three months ended March 31, 2012 and 2011, respectively. The 2012 Ongoing Earnings adjustments to net income available to parent were a tax levelization charge of $6 million and a $3 million charge, net of tax, for merger and integration costs. The 2011 Ongoing Earnings adjustments to net income available to parent were due to a tax levelization charge of $2 million and a $7 million charge, net of tax, for merger and integration costs. Management does not consider these items to be representative of PEC’s fundamental core earnings and excluded these items in computing PEC’s Ongoing Earnings.

REVENUES

The revenue table that follows presents the total amount and percentage change of total operating revenues and its components. “Base Revenues" is a non-GAAP measure and is defined as operating revenues excluding clause-recoverable regulatory revenues, miscellaneous revenues, fuel and other pass-through revenues and refunds, if any. We and PEC consider Base Revenues a useful measure to evaluate PEC’s electric operations because fuel and other pass-through revenues primarily represent the recovery of fuel, applicable portions of purchased power expenses and other pass-through expenses through cost-recovery clauses and, therefore, do not have a material impact on earnings. PEC’s clause-recoverable regulatory returns include renewable energy clause revenues and the return on asset component of DSM and EE. The reconciliation and analysis that follows is a complement to the financial information provided in accordance with GAAP.

A reconciliation of PEC’s Base Revenues to GAAP operating revenues, including the percentage change by customer class, for the three months ended March 31 follows:

(in millions)
Customer Class	2012	Change	% Change	2011
Residential	$277	$(55)	(16.6)	$332
Commercial	162	(5)	(3.0)	167
Industrial	79	(4)	(4.8)	83
Governmental	14	(1)	(6.7)	15
Unbilled	(7)	28	NM	(35)
Total retail base revenues	525	(37)	(6.6)	562
Wholesale base revenues	69	(4)	(5.5)	73
Total Base Revenues	594	(41)	(6.5)	635
Clause-recoverable regulatory revenues	11	4	57.1	7
Miscellaneous	34	3	9.7	31
Fuel and other pass-through revenues	446	(14)	NM	460
Total operating revenues	$1,085	$(48)	(4.2)	$1,133
NM - not meaningful

PEC’s total Base Revenues were $594 million and $635 million for the three months ended March 31, 2012 and 2011, respectively. The $41 million decrease in Base Revenues was due primarily to the $48 million unfavorable impact of weather, partially offset by the $11 million favorable impact of retail customer growth and usage. The unfavorable impact of weather was primarily driven by 28 percent lower heating-degree days than 2011. Additionally, heating-degree days were 29 percent lower than normal in 2012. See Item 1, “Business – Seasonality and the Impact of Weather,” to the 2011 Form 10-K for a summary of degree days and weather estimation. The favorable impact of retail customer growth and usage was driven by an increase in the average usage per retail customer and a net 9,000 increase in the average number of customers for 2012 compared to 2011.

Clause-recoverable regulatory revenues were $11 million and $7 million for the three months ended March 31, 2012 and 2011, respectively. The $4 million increase in clause-recoverable regulatory revenues was due primarily to increased spending on new and existing DSM programs compared to 2011.

PEC’s electric energy sales in kWh and the percentage change by customer class for the three months ended March 31 were as follows:

(in millions of kWh)
Customer Class	2012	Change	% Change	2011
Residential	4,435	(1,004)	(18.5)	5,439
Commercial	3,116	(171)	(5.2)	3,287
Industrial	2,429	(59)	(2.4)	2,488
Governmental	363	(23)	(6.0)	386
Unbilled	(133)	536	NM	(669)
Total retail kWh sales	10,210	(721)	(6.6)	10,931
Wholesale	2,958	(251)	(7.8)	3,209
Total kWh sales	13,168	(972)	(6.9)	14,140

The decrease in retail and wholesale kWh sales in 2012 was primarily due to the unfavorable impact of weather compared to the prior year as previously discussed.

EXPENSES

Fuel and Purchased Power

Fuel and purchased power costs represent the costs of generation, which include fuel purchases for generation, as well as energy purchased in the market to meet customer load. Fuel and a portion of purchased power expenses are recovered primarily through cost-recovery clauses, and as such, changes in these expenses do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues that are subject to recovery is deferred for future collection from or refund to customers and is recorded as deferred fuel expense, which is included in fuel used in electric generation on the Consolidated Statements of Comprehensive Income.

Fuel and purchased power expenses were $414 million for the three months ended March 31, 2012, which represents a $16 million decrease compared to the same period in 2011. This decrease was primarily due to the $57 million impact of lower system requirements resulting from the unfavorable impact of weather compared to 2011, partially offset by the $21 million impact of higher fuel rates and the $23 million impact of generation mix, which was driven by nuclear refueling outages in 2012.

Operation and Maintenance

O&M expense was $374 million for the three months ended March 31, 2012, which represents a $79 million increase compared to the same period in 2011. This increase was primarily due to $66 million higher nuclear plant outage costs, partially offset by $6 million lower merger and integration costs. The higher nuclear plant outage costs are primarily due to two nuclear refueling outages that began in the first quarter 2012 compared to only one for the same period in 2011. Additionally, a third refueling outage began in April 2012. Management does not consider merger and integration costs to be representative of PEC’s fundamental core earnings. Therefore, the impact of merger and integration costs is excluded in computing PEC’s Ongoing Earnings. Certain O&M expenses are recoverable through cost-recovery clauses and therefore have no material impact on earnings. In aggregate, O&M expense primarily recoverable through base rates increased $76 million compared to the same period in 2011.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion was $134 million for the three months ended March 31, 2012, which represents a $10 million increase compared to the same period in 2011. This increase was primarily due to higher depreciable asset base driven by the newly constructed combined-cycle unit at the Smith Energy Complex, which was placed in service in June 2011.

Total Interest Charges, Net

Total interest charges, net was $51 million for the three months ended March 31, 2012, which represents a $6 million increase compared to the same period in 2011. This increase was primarily due to higher average long-term debt outstanding.

Income Tax Expense

Income tax expense decreased $46 million for the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to the $50 million impact of lower pre-tax income, partially offset by the $4 million impact of tax levelization. GAAP requires companies to apply a levelized effective income tax rate to interim periods that is consistent with the estimated annual effective tax rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Because this adjustment will vary each quarter, but will have no effect on net income for the year, management does not consider this adjustment to be representative of PEC’s fundamental core earnings. Therefore, the impact of this item is excluded in computing PEC’s Ongoing Earnings.

PROGRESS ENERGY FLORIDA

PEF contributed net income available to parent totaling $127 million and $101 million for the three months ended March 31, 2012 and 2011, respectively. Net income available to parent for the three months ended March 31, 2012, compared to the same period in 2011, increased primarily due to lower O&M expense resulting from the reversal of certain regulatory liabilities in accordance with the 2012 settlement agreement and a prior-year indemnification charge for the joint owner replacement power costs related to the continued outage of CR3, partially offset by a decrease in the reduction of the cost of removal component of amortization expense as allowed under the 2010 settlement agreement. PEF contributed Ongoing Earnings of $130 million and $111 million for the three months ended March 31, 2012 and 2011, respectively. The 2012 Ongoing Earnings adjustments to net income available to parent were a tax levelization charge of $1 million and a $2 million charge, net of tax, for merger and integration costs. The 2011 Ongoing Earnings adjustments to net income available to parent were a tax levelization charge of $3 million and a $7 million charge, net of tax, for merger and integration costs. Management does not consider these charges to be representative of PEF’s fundamental core earnings and excluded these charges in computing PEF’s Ongoing Earnings.

REVENUES

The revenue table that follows presents the total amount and percentage change of total operating revenues and its components. “Base Revenues” is a non-GAAP measure and is defined as operating revenues excluding clause-recoverable regulatory returns, miscellaneous revenues, fuel and other pass-through revenues and refunds, if any. We and PEF consider Base Revenues a useful measure to evaluate PEF’s electric operations because fuel and other pass-through revenues primarily represent the recovery of fuel, applicable portions of purchased power and other pass-through expenses through cost-recovery clauses and, therefore, do not have a material impact on earnings. Clause-recoverable regulatory returns include the revenues associated with the return on asset component of nuclear cost-recovery and ECRC revenues. The reconciliation and analysis that follows is a complement to the financial information provided in accordance with GAAP.

A reconciliation of PEF’s Base Revenues to GAAP operating revenues, including the percentage change by year and by customer class, for the three months ended March 31 follows:

(in millions)
Customer Class	2012	Change	% Change	2011
Residential	$192	$(28)	(12.7)	$220
Commercial	78	-	-	78
Industrial	17	(1)	(5.6)	18
Governmental	21	1	5.0	20
Unbilled	12	27	NM	(15)
Total retail base revenues	320	(1)	(0.3)	321
Wholesale base revenues	34	9	36.0	25
Total Base Revenues	354	8	2.3	346
Clause-recoverable regulatory returns	48	3	6.7	45
Miscellaneous	53	2	3.9	51
Fuel and other pass-through revenues	550	(40)	NM	590
Total operating revenues	$1,005	$(27)	(2.6)	$1,032

PEF’s total Base Revenues were $354 million and $346 million for the three months ended March 31, 2012 and 2011, respectively. The $8 million increase in Base Revenues was primarily due to the $9 million higher wholesale base revenues resulting from a new contract with a major customer.

PEF’s electric energy sales in kWh and the percentage change by customer class for the three months ended March 31 were as follows:

(in millions of kWh)
Customer Class	2012	Change	% Change	2011
Residential	3,705	(576)	(13.5)	4,281
Commercial	2,565	18	0.7	2,547
Industrial	757	(15)	(1.9)	772
Governmental	752	25	3.4	727
Unbilled	334	690	NM	(356)
Total retail kWh sales	8,113	142	1.8	7,971
Wholesale	299	(179)	(37.4)	478
Total kWh sales	8,412	(37)	(0.4)	8,449

Wholesale kWh sales decreased in 2012 primarily due to the unfavorable impact of weather, which resulted in decreased deliveries under a certain capacity contract. Despite the decrease in wholesale kWh sales, wholesale base revenues increased primarily due to demand charges associated with a contract with a major customer.

EXPENSES

Fuel and Purchased Power

Fuel and purchased power costs represent the costs of generation, which include fuel purchases for generation, as well as energy purchased in the market to meet customer load. Fuel and purchased power expenses are recovered primarily through cost-recovery clauses and, as such, changes in these expenses do not have a material impact on earnings. The difference between fuel and purchased power costs incurred and associated fuel revenues that are subject to recovery is deferred for future collection from or refund to customers and is recorded as deferred fuel expense, which is included in fuel used in electric generation on the Consolidated Statements of Comprehensive Income.

Fuel and purchased power expenses were $481 million for the three months ended March 31, 2012, which represents a $27 million decrease compared to the same period in 2011. This decrease was primarily due to a $16 million prior-year indemnification charge for the joint owner replacement power costs related to the continued outage at CR3. The remaining decrease was primarily driven by generation mix and lower natural gas prices in 2012.

Operation and Maintenance

O&M expense was $160 million for the three months ended March 31, 2012, which represents a $50 million decrease compared to the same period in 2011. O&M expense decreased primarily due to the $47 million reversal of certain regulatory liabilities in accordance with the 2012 settlement agreement and $8 million lower merger and integration costs. The regulatory liabilities were associated with CR3, and the reversal was recorded on the implementation date of the 2012 settlement agreement (See Note 5B). Management does not consider merger and integration costs to be representative of PEF’s fundamental core earnings. Therefore, the impact of merger and integration costs is excluded in computing PEF’s Ongoing Earnings. Certain O&M expenses are recoverable through cost-recovery clauses and therefore have no material impact on earnings. In aggregate, O&M expense primarily recoverable through base rates decreased $46 million compared to the same period in 2011.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion was $27 million for the three months ended March 31, 2012, which represents a $2 million increase compared to the same period in 2011. This increase was primarily due to the $22 million decrease in the reduction of the cost of removal component of amortization expense as allowed under the 2010 settlement agreement and $3 million higher ECRC amortization, partially offset by $23 million lower nuclear cost-recovery amortization primarily due to recovery of lower preconstruction costs, including the refund of prior-year over-recoveries, resulting from schedule shifts in the Levy project (See Note 8C in the 2011 Form 10-K). The ECRC and nuclear cost-recovery amortization are recovered through cost-recovery clauses and, therefore, have no material impact on earnings. In accordance with PEF’s 2010 and 2012 settlement agreements, PEF has the discretion to reduce the cost of removal component of amortization expense in 2012 through the end of 2016, subject to limitations (See Note 5B).

Other

Other operating expense was a gain of $12 million for the three months ended March 31, 2011, primarily due to a favorable litigation settlement.

Income Tax Expense

Income tax expense increased $12 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to the $15 million impact of higher pre-tax income, partially offset by the $2 million impact of tax levelization. GAAP requires companies to apply a levelized effective income tax rate to interim periods that is consistent with the estimated annual effective tax rate. Fluctuations in estimated annual earnings and the timing of various permanent items of income or deduction can cause fluctuations in the effective tax rate for interim periods. Because this adjustment will vary each quarter, but will have no effect on net income for the year, management does not consider this adjustment to be representative of PEF’s fundamental core earnings. Therefore, the impact of this item is excluded in computing PEF’s Ongoing Earnings.

CORPORATE AND OTHER

The Corporate and Other segment primarily includes the operations of the Parent, PESC and other miscellaneous nonregulated businesses that do not separately meet the quantitative disclosure requirements as a reportable business segment. A discussion of the items excluded from Corporate and Other’s Ongoing Earnings is included in the detailed discussion and analysis below. Management believes the excluded items are not representative of our fundamental core earnings. The following table reconciles Corporate and Other’s Ongoing Earnings to GAAP net income attributable to controlling interests:

	Three months ended March 31
(in millions)	2012	2011
Other interest expense	$(71)	$(79)
Other income tax benefit	25	32
Other expense	(1)	(1)
Ongoing Earnings	(47)	(48)
Tax levelization	-	3
CVO mark-to-market	8	-
Discontinued operations attributable to controlling interests, net of tax	11	(2)
Net loss attributable to controlling interests	$(28)	$(47)

OTHER INTEREST EXPENSE

Other interest expense decreased $8 million for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to lower average debt outstanding at the Parent.

OTHER INCOME TAX BENEFIT

Other income tax benefit decreased $7 million for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to the $4 million impact at the Corporate level resulting from the deductions for domestic production activities taken by the Utilities and the $3 million impact of lower pre-tax loss.

ONGOING EARNINGS ADJUSTMENTS

CVO Mark-to-Market

Progress Energy issued 98.6 million CVOs in connection with the acquisition of Florida Progress in 2000. Each CVO represents the right of the holder to receive contingent payments based on the performance of four synthetic fuels facilities purchased by subsidiaries of Florida Progress in October 1999. The payments are based on the net after-tax cash flows the facilities generate. See Note 16 in the 2011 Form 10-K for further information.

As of March 31, 2012, Progress Energy has repurchased and holds 83.4 million of the outstanding CVOs. At March 31, 2012 and 2011, the CVOs not held by Progress Energy had fair values of $3 million and $15 million, respectively. The gain/loss recognized due to changes in fair value of the CVOs is recorded in other, net on the Consolidated Statement of Comprehensive Income. Progress Energy recorded a gain of $8 million for the three months ended March 31, 2012, to record the change in fair value of the CVOs, compared to no change in the fair value of the CVOs for the three months ended March 31, 2011. The CVOs had average unit prices of $0.20 and $0.15 at March 31, 2012 and 2011, respectively. Because Progress Energy is unable to predict the changes in the fair value of the CVOs, management does not consider this item to be representative of our fundamental core earnings. Therefore, the impact of changes in fair value of CVOs is excluded in computing our Ongoing Earnings.

Discontinued Operations Attributable to Controlling Interests, Net of Tax

We completed our business strategy of divesting nonregulated businesses to reduce our business risk and focus on core operations of the Utilities. We recognized $11 million of income from discontinued operations attributable to controlling interests, net of tax for the three months ended March 31, 2012 primarily due to the reversal of certain environmental indemnification liabilities for which the indemnification period has expired and $2 million of loss from discontinued operations attributable to controlling interests, net of tax, for the three months ended March 31, 2011. Management does not consider operating results of discontinued operations to be representative of our fundamental core earnings. Therefore, the impact of operating results of discontinued operations is excluded in computing our Ongoing Earnings.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our significant cash requirements arise primarily from the capital-intensive nature of the Utilities’ operations, including expenditures for environmental compliance. We typically rely upon our operating cash flow, substantially all of which is generated by the Utilities, commercial paper and credit facilities, and our ability to access the long-term debt and equity capital markets for sources of liquidity. As discussed in “Future Liquidity and Capital Resources” below, synthetic fuels tax credits will provide an additional source of liquidity as those credits are realized.

The majority of our operating costs are related to the Utilities. Most of these costs are recovered from ratepayers in accordance with various rate plans. We are allowed to recover certain fuel, purchased power and other costs incurred by PEC and PEF through their respective recovery clauses. The types of costs recovered through clauses vary by jurisdiction. Fuel price volatility and plant performance can lead to over- or under-recovery of fuel costs, as changes in fuel expense are not immediately reflected in fuel surcharges due to regulatory lag in setting the surcharges. As a result, fuel price volatility and plant performance can be both a source of and a use of liquidity resources, depending on what phase of the cycle of price volatility we are experiencing and/or how our plants are performing. Changes in the Utilities’ fuel and purchased power costs may affect the timing of cash flows, but not materially affect net income. In addition, as discussed in “Future Liquidity and Capital Resources” below, the amount and timing of applicable CR3 repair and associated replacement power recovery from NEIL could impact borrowing needs.

As a registered holding company, our establishment of intercompany extensions of credit is subject to regulation by the FERC. Our subsidiaries participate in internal money pools, administered by PESC, to more effectively utilize cash resources and reduce external short-term borrowings. The utility money pool allows the Utilities to lend to and borrow from each other. A non-utility money pool allows our nonregulated operations to lend to and borrow from each other. The Parent can lend money to the utility and non-utility money pools but cannot borrow funds.

The Parent is a holding company and, as such, has no revenue-generating operations of its own. The primary cash needs at the Parent level are our common stock dividend, interest and principal payments on the Parent’s $4.0 billion of senior unsecured debt (following the April 15, 2012, maturity of $450 million) and potentially funding the Utilities’ capital expenditures through equity contributions. The Parent’s ability to meet these needs is typically funded with dividends from the Utilities generated from their earnings and cash flows, and to a lesser extent, dividends from other subsidiaries; the Parent’s credit facility; and/or the Parent’s ability to access the short-term and long-term debt and equity capital markets. For the three months ended March 31, 2012, PEC and PEF paid dividends to the Parent of $175 million and $105 million, respectively. There are a number of factors that impact the Utilities’ decision or ability to pay dividends to the Parent or to seek equity contributions from the Parent, including capital expenditure decisions and the timing of recovery of fuel and other pass-through costs. Therefore, we cannot predict the level of dividends or equity contributions between the Utilities and the Parent from year to year. The Parent could change its existing common stock dividend policy based upon these and other business factors.

Cash from operations, commercial paper issuances, borrowings under our revolving credit facilities (RCAs) and/or long-term debt financings are expected to fund capital expenditures, long-term debt maturities and common stock dividends for 2012. In the event the Merger does not close by the Merger Agreement termination date of July 8, 2012, we may also use equity offerings or ongoing sales of common stock through the IPP and/or employee benefit and stock option plans to support our liquidity requirements (See “Financing Activities”).

We have 23 financial institutions supporting our combined $1.978 billion RCAs for the Parent, PEC and PEF, thereby limiting our dependence on any one institution. The RCAs serve as back-ups to our commercial paper programs. To the extent amounts are reserved for commercial paper or letters of credit outstanding, they are not available for additional borrowings. At March 31, 2012, the Parent had no outstanding borrowings under its RCA, $255 million of outstanding commercial paper and $2 million of outstanding letters of credit, which were supported by its RCA. At March 31, 2012, PEC and PEF had no outstanding borrowings under their respective RCAs and $441 million and $360 million, respectively, of outstanding commercial paper. Based on these outstanding amounts at March 31, 2012, there was a combined $920 million available for additional borrowings.

At March 31, 2012, PEC and PEF had limited counterparty mark-to-market exposure for financial commodity hedges (primarily gas and oil hedges) due to spreading our concentration risk over a number of counterparties. In the event of default by a counterparty, the exposure in the transaction is the cost of replacing the agreements at current market rates. At March 31, 2012, the majority of the Utilities’ open financial commodity hedges were in net mark-to-market liability positions. See Note 11A for additional information with regard to our commodity derivatives.

At March 31, 2012, we had limited mark-to-market exposure to certain financial institutions under pay-fixed forward starting swaps to hedge cash flow risk with regard to future financing transactions for PEC and PEF. In the event of default by a counterparty, the exposure in the transaction is the cost of replacing the agreements at current market rates. At March 31, 2012, the sum of PEC’s and PEF’s open pay-fixed forward starting swaps were each in a net mark-to-market liability position. See Note 11B for additional information with regard to our interest rate derivatives.

The Wall Street Reform and Consumer Protection Act (H.R. 4173) includes, among other things, provisions related to the swaps and over-the-counter derivatives markets. All regulations related to these provisions to address items such as mandatory clearing and trading, reporting and capital and margin requirements have not yet been finalized. Given that we enter into commodity and interest rate hedges to mitigate commercial risk and/or hedge physical positions, rather than as part of a regular swap business, we do not believe we meet the definitions of “swap dealer” or “major swap participant” under the rules defining these terms as approved by the Commodity Futures Trading Commission in April 2012. Therefore, we expect that we will be exempt from the law’s mandatory clearing and trading provisions, subject to certain reporting requirements. Capital and margin requirements for our interest rate and commodity hedges, as well as the law’s impact on our counterparties and other market participants, are expected to be determined as more detailed rules and regulations are published. At this time, we do not expect the law to have a material impact on our financial condition, results of operations and cash flows. However, we cannot determine the impact until the final regulations are issued.

Our pension trust funds and nuclear decommissioning trust funds are managed by a number of financial institutions, and the assets being managed are diversified in order to limit concentration risk in any one institution or business sector.

We believe our internal and external liquidity resources will be sufficient to fund our current business plans. We will continue to monitor the credit markets to maintain an appropriate level of liquidity. Our ability to access the capital markets on favorable terms may be negatively impacted by credit rating actions. Risk factors associated with the capital markets and credit ratings are discussed below and in Item 1A, “Risk Factors,” to the 2011 Form 10-K.

The following discussion of our liquidity and capital resources is on a consolidated basis.

HISTORICAL FOR 2012 AS COMPARED TO 2011

CASH FLOWS FROM OPERATIONS

Net cash provided by operating activities decreased $90 million for the three months ended March 31, 2012, when compared to the same period in the prior year. The decrease was primarily due to the $79 million increase in O&M expense and the $48 million unfavorable impact of weather, both at PEC as previously discussed, a $6 million under-recovery of fuel in 2012 compared to a $70 million over-recovery in 2011, $16 million of net cash payments of collateral to counterparties on derivative contracts in 2012 compared to $28 million of net cash refunds of collateral in 2011, a $27 million decrease in NEIL reimbursements for replacement power costs resulting from the CR3 extended outage (See “Future Liquidity and Capital Resources – Regulatory Matters and Recovery of Costs – CR3 Outage”), and an increase in payments for terminations of interest rate locks of $21 million, partially offset by a $192 million decrease in pension plan funding.

INVESTING ACTIVITIES

Net cash used by investing activities increased by $32 million for the three months ended March 31, 2012, when compared to the same period in the prior year. This increase was primarily due to a $61 million increase in gross property additions at the Utilities and $27 million of litigation judgment proceeds received in the prior year, partially offset by receipt of a DOE award of which $62 million was applicable to past capitalized spent fuel storage costs at PEC. The increase in gross property additions was primarily due to increased capital expenditures for generation projects, including the new Wayne County generation facility.

FINANCING ACTIVITIES

Net cash provided by financing activities increased by $896 million for the three months ended March 31, 2012, when compared to the same period in the prior year. The increase was primarily due to a $956 million increase in proceeds from short-term and long-term debt, net of retirements, partially offset by a $77 million increase in dividends paid primarily related to a special dividend paid in January 2012 to align our dividend schedule with that of Duke Energy.

A discussion of our 2012 financing activities follows:

On February 15, 2012, the Parent’s $478 million RCA was amended to extend the expiration date from May 3, 2012, to May 3, 2013, with its existing syndication of 14 financial institutions. Our combined credit commitments for the Parent, PEC and PEF are $1.978 billion, supported by 23 financial institutions.

On March 1, 2012, the Parent, as a well-known seasoned issuer, PEC and PEF filed a combined shelf registration statement with the SEC, which became effective upon filing with the SEC. The registration statement is effective for three years and does not limit the amount or number of various securities that can be issued. Under the Parent’s registration statement, it may issue senior debt securities, junior subordinated debentures, common stock, preferred stock, stock purchase contracts, and stock purchase units. Under PEC’s and PEF’s registration statements, they may issue various long-term debt securities and preferred stock.

On March 8, 2012, the Parent issued $450 million of 3.15% Senior Notes due April 1, 2022. The net proceeds, along with available cash on hand, were used to retire the $450 million outstanding aggregate principal balance of our 6.85% Senior Notes due April 15, 2012.

At December 31, 2011, we had 500 million shares of common stock authorized under our charter, of which 295 million shares were outstanding. For the three months ended March 31, 2012, we issued approximately 0.8 million shares of common stock through equity incentive plans resulting in approximately $3 million of net proceeds. For the three months ended March 31, 2011, we issued approximately 1.0 million shares of common stock through equity incentive plans and the IPP resulting in approximately $8 million of net proceeds.

SHORT-TERM DEBT

At March 31, 2012, Progress Energy had outstanding short-term debt consisting of commercial paper borrowings totaling $1.056 billion at a weighted average interest rate of 0.54%. At the end of each month during the three months ended March 31, 2012, Progress Energy had a maximum short-term debt balance of $1.056 billion and an average short-term debt balance of $837 million at a weighted average interest rate of 0.54%. Progress Energy’s short-term debt during the three months ended March 31, 2012, consisted solely of commercial paper borrowings.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, there were no material changes in our discussion under “Liquidity and Capital Resources” in Item 7 to the 2011 Form 10-K, other than as described below and in “Historical for 2012 as Compared to 2011 – Financing Activities.”

The Utilities produce substantially all of our consolidated cash from operations. We anticipate that the Utilities will continue to produce substantially all of the consolidated cash flows from operations over the next several years. Our discontinued synthetic fuels operations historically produced significant net earnings from the generation of tax credits (See “Other Matters – Synthetic Fuels Tax Credits”). A portion of these tax credits has yet to be realized in cash due to the difference in timing of when tax credits are recognized for financial reporting purposes and realized for tax purposes. At March 31, 2012, we have carried forward $865 million of deferred tax credits that do not expire. Realization of these tax credits is dependent upon our future taxable income, which is expected to be generated primarily by the Utilities.

We expect to be able to meet our future liquidity needs through cash from operations, availability under our RCAs and issuances of commercial paper and long-term debt, which are dependent on our ability to successfully access capital markets. In the event the merger does not close by the Merger Agreement termination date of July 8, 2012, we may also use equity offerings or ongoing sales of common stock through our IPP and/or employee benefit plans to support our liquidity requirements.

Credit rating downgrades could negatively impact our ability to access the capital markets and respond to major events such as hurricanes. Our cost of capital could also be higher, which could ultimately increase prices for our customers. It is important for us to maintain our credit ratings and have access to the capital markets in order to reliably serve customers, invest in capital improvements and prepare for our customer’s future energy needs (See Item 1A, “Risk Factors,” to the 2011 Form 10-K).

We typically issue commercial paper to meet short-term liquidity needs. If liquidity conditions deteriorate and negatively impact the commercial paper market, we will need to evaluate other, potentially more expensive, options for meeting our short-term liquidity needs, which may include borrowing under our RCAs, issuing short-term notes and/or issuing long-term debt.

The current RCA for the Parent expires in May 2013 and the current RCAs for PEC and PEF expire in October 2013. In the event we enter into new RCAs for the Parent, PEC or PEF, we cannot predict the terms, prices, duration or participants in such facilities.

Progress Energy and its subsidiaries have approximately $13.390 billion in outstanding long-term debt, including the $1.375 billion current portion. Currently, approximately $860 million of the Utilities’ debt obligations, approximately $620 million at PEC and approximately $240 million at PEF, are tax-exempt auction rate securities insured by bond insurance. These tax-exempt bonds have experienced and continue to experience failed auctions. Assuming the failed auctions persist, future interest rate resets on our tax-exempt auction rate bond portfolio will be dependent on the volatility experienced in the indices that dictate our interest rate resets and/or rating agency actions that may lower our tax-exempt bond ratings. In the event of a two notch downgrade by Moody’s, PEC’s tax-exempt bonds will continue to be rated at or above A3 while PEF’s would be below A3, most likely resulting in higher future interest rate resets for PEF’s tax-exempt bonds. We will continue to monitor this market and evaluate options to mitigate our exposure to future volatility.

The performance of the capital markets affects the values of the assets held in trust to satisfy future obligations under our defined benefit pension plans. Although a number of factors impact our pension funding requirements, a decline in the market value of these assets may significantly increase the future funding requirements of the obligations under our defined benefit pension plans. During the three months ended March 31, 2012, we contributed $18 million directly to pension plan assets and expect total contributions of $125 million to $225 million in 2012 (See Note 10).

As discussed in “Liquidity and Capital Resources” and in “Other Matters – Environmental Matters,” over the long term, compliance with environmental regulations and meeting the anticipated load growth at the Utilities as described under “Other Matters – Energy Demand” will require the Utilities to make significant capital investments. We may pursue joint ventures or similar arrangements with third parties in order to share some of the financing and operational risks associated with new baseload generation. As discussed in “Other Matters – Nuclear – Potential New Construction,” PEF will postpone major capital expenditures for the proposed Levy project until after the NRC issues the COL, which is expected to be in 2013 if the current licensing schedule remains on track.

Certain of our hedge agreements may result in the receipt of, or posting of, derivative collateral with our counterparties, depending on the daily derivative position. Fluctuations in commodity prices that lead to our return of collateral received and/or our posting of collateral with our counterparties negatively impact our liquidity. Substantially all derivative commodity instrument positions are subject to retail regulatory treatment. After settlement of the derivatives and consumption of the fuel, any realized gains or losses are passed through the fuel cost-recovery clause. Changes in natural gas prices and settlements of financial hedge agreements since December 31, 2011, have impacted the amount of collateral posted with counterparties. At March 31, 2012, we had posted approximately $166 million of cash collateral compared to $147 million of cash collateral posted at December 31, 2011. The majority of our current financial hedge agreements will settle in 2012 and 2013. Additional commodity market price decreases could result in significant increases in the derivative collateral that we are required to post with counterparties. We continually monitor our derivative positions in relation to market price activity. Credit ratings downgrades could also require us to post additional cash collateral for commodity hedges in a liability position as certain derivative instruments require us to post collateral on liability positions based on our credit ratings.

The amount and timing of future sales of debt and equity securities will depend on market conditions, operating cash flow and our specific needs. We may from time to time sell securities beyond the amount immediately needed to meet capital or liquidity requirements in order to prefund our expected maturity schedule, to allow for the early redemption of long-term debt, the redemption of preferred stock, the reduction of short-term debt or for other corporate purposes.

At March 31, 2012, the current portion of our long-term debt was $1.375 billion, including $500 million at PEC and $425 million at PEF. We retired the Parent’s $450 million of Senior Notes due April 15, 2012, with net proceeds from its March 8, 2012, issuance of $450 million of Senior Notes due 2022 and available cash on hand. We expect to fund PEC’s $500 million of Notes due July 15, 2012, and PEF’s $425 million of First Mortgage Bonds due March 1, 2013, with long-term debt issuances and/or commercial paper borrowings.

REGULATORY MATTERS AND RECOVERY OF COSTS

Regulatory matters, including the CR3 outage and nuclear cost recovery, as discussed in Note 5 and “Other Matters – Nuclear,” and recovery of environmental costs, as discussed in Note 13 and in “Other Matters – Environmental Matters,” may impact our future liquidity and financing activities. The impacts of these matters, including the timing of recoveries from ratepayers, can be both a source of and a use of future liquidity resources. Energy legislation enacted in recent years may impact our liquidity over the long term, including among others, provisions regarding cost recovery, mandated renewable portfolio standards, DSM and EE.

Regulatory developments expected to have a material impact on our liquidity are discussed below.

PEF CR3 Outage

The preliminary cost estimate for this repair as filed with the FPSC on June 27, 2011, is between $900 million and $1.3 billion. Engineering design of the repair is under way. PEF will update the current estimate as this work is completed.

PEF maintains insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at CR3 through NEIL. NEIL has confirmed that the CR3 initial delamination is a covered accident but has not yet made a determination as to coverage for the second delamination. Following a 12-week deductible period, the NEIL program provided reimbursement for replacement power costs for 52 weeks at $4.5 million per week, through April 9, 2011. An additional 71 weeks of coverage, which runs through August 2012, is provided at $3.6 million per week. Accordingly, the NEIL program provides replacement power coverage of up to

$490 million per event. Actual replacement power costs have exceeded the insurance coverage through March 31, 2012. PEF anticipates that future replacement power costs will continue to exceed the insurance coverage. PEF also maintains insurance coverage through NEIL’s accidental property damage program, which provides insurance coverage up to $2.25 billion with a $10 million deductible per claim.

PEF is continuing to work with NEIL for recovery of applicable repair costs and associated replacement power costs. PEF has not yet received a definitive determination from NEIL about the insurance coverage related to the second delamination. In addition, no replacement power reimbursements have been received from NEIL since May 2011. These considerations led us to conclude that it was not probable that NEIL will voluntarily pay the full coverage amounts we believe they owe under the applicable insurance policies. Given the circumstances, accounting standards require full recovery to be probable to recognize an insurance receivable. Therefore, PEF has not recorded insurance receivables from NEIL related to the second delamination. Negotiations continue with NEIL regarding coverage associated with the second delamination, and PEF continues to believe that all applicable costs associated with bringing CR3 back into service are covered under all insurance policies.

The following table summarizes the CR3 replacement power and repair costs and recovery through March 31, 2012:

(in millions)	Replacement Power Costs	Repair Costs
Spent to date	$506	$279
NEIL proceeds received	(162)	(143)
Insurance receivable at March 31, 2012, net	(55)	-
Balance for recovery(a)	$289	$136

(a)	See "2012 Settlement Agreement" below for discussion of PEF's ability to recover prudently incurred fuel and purchased power costs and CR3 repair costs.

PEF believes the actions taken and costs incurred in response to the CR3 delamination have been prudent and, accordingly, considers replacement power and capital costs not recoverable through insurance to be recoverable through its fuel cost-recovery clause or base rates. Additional replacement power costs and repair and maintenance costs incurred until CR3 is returned to service could be material. Additionally, we cannot be assured that CR3 can be repaired and brought back to service until full engineering and other analyses are completed.

PEF 2012 Settlement Agreement

On February 22, 2012, the FPSC approved a comprehensive settlement agreement among PEF, the Florida Office of Public Counsel and other consumer advocates. The agreement, which will continue through the last billing cycle of December 2016, addresses three principal matters: cost recovery for Levy, the CR3 delamination prudence review then pending before the FPSC and certain base rate issues. The agreement sets the Levy cost-recovery factor at a fixed amount during the term of the settlement and also allows PEF to recover investment and replacement power costs for CR3 in various circumstances. The parties to the agreement have waived or limited their rights to challenge the prudence of various costs related to CR3. The agreement provides for a $150 million annual increase in revenue requirements effective with the first billing cycle of January 2013, while maintaining the current ROE range of 9.5 percent to 11.5 percent. In the month following CR3’s return to commercial service, PEF’s ROE range will increase to 9.7 percent to 11.7 percent. Additionally, PEF will refund $288 million to customers through the fuel clause over four years, beginning in 2013. See Note 5B for additional provisions of the 2012 settlement agreement.

PEF Nuclear Cost Recovery

On April 30, 2012, PEF filed its annual nuclear cost-recovery filing with the FPSC to recover $152 million, which includes recovery of pre-construction and carrying costs and CCRC recoverable O&M expense incurred or anticipated to be incurred during 2013, recovery of $88 million of prior years deferrals in 2013, as well as the estimated actual true-up of 2012 costs associated with the CR3 uprate and Levy projects, as permitted by the 2012 settlement agreement. If approved, the new rates would begin with the first January 2013 billing cycle. We cannot predict the outcome of this matter.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Our off-balance sheet arrangements and contractual obligations are described in the following discussion.

GUARANTEES

At March 31, 2012, our guarantees have not changed materially from what was reported in the 2011 Form 10-K.

MARKET RISK AND DERIVATIVES

Under our risk management policy, we may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 11 and Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for a discussion of market risk and derivatives.

CONTRACTUAL OBLIGATIONS

As part of our ordinary course of business, we and the Utilities enter into various long- and short-term contracts for fuel requirements at our generating plants. Significant changes from the commitment amounts reported in Note 22A in the 2011 Form 10-K can result from new contracts, changes in existing contracts along with the impact of fluctuations in current estimates of future market prices for those contracts that are market price indexed. In most cases, these contracts contain provisions for price adjustments, minimum purchase levels, and other financial commitments. Additional commitments for fuel and related transportation will be required to supply the Utilities’ future needs. At March 31, 2012, our and the Utilities’ contractual cash obligations and other commercial commitments have not changed materially from what was reported in the 2011 Form 10-K.

OTHER MATTERS

ENVIRONMENTAL MATTERS

We are subject to regulation by various federal, state and local authorities in the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters. We believe that we are in substantial compliance with those environmental regulations currently applicable to our business and operations and believe we have all necessary permits to conduct such operations. Environmental laws and regulations frequently change and the ultimate costs of compliance cannot always be precisely estimated. The table below summarizes the status of key environmental regulations that impact or may impact the Utilities. The table is followed by a detailed discussion of each regulation.

Regulation and Status	Primarily Regulates	Compliance Strategy
Impacting Solid Waste
Coal Combustion Residuals
Final rule expected in late 2012	Storage, use and disposal of coal ash and flue gas desulfurization materials	Proposed rule included two significantly different options. Compliance method cannot be determined until the rule is finalized

Impacting Air Quality
CAIR/CSAPR
CAIR in effect pending resolution of appeal of CSAPR	NOx, SO2	Previously installed air pollution controls and fleet modernization projects, and use of emission allowances

MATS
Compliance due April 2015 with provisions for one-year extension from state agencies on case-by- case basis	Mercury and other hazardous metals, acid gases, hydrogen fluoride, dioxin/furan from coal- and oil-fired generating units	Previously installed air pollution controls and fleet modernization projects largely address for PEC; for PEF, additional controls and/or fleet modernization required

NC Mercury
NC-specific requirements in effect	Mercury	Federal MATS compliance

CAVR – BART provisions
Effective 2013	NOx, SO2 and particulate matter	Assess BART impact; EPA may allow CSAPR compliance to fulfill BART requirements for SO2 and NOx

NC Clean Smokestacks
In effect	NOx, SO2	Evaluating strategy for compliance subsequent to 2013

NAAQS
In effect	Ozone, NO2, SO2 and particulate matter	Currently in compliance. Additional controls may be necessary if nonattainment is determined

GHG New Source Performance Standards
Proposed rule issued March 27, 2012	GHGs	Case-by-case determination for new units

Impacting Water Quality
Effluent Guideline Revisions
Proposed regulation anticipated by November 20, 2012	Wastewater discharges from steam- electric power plant	Cannot be determined until final rule is issued

316(b)
Final rules are expected in late July 2012	Cooling water intake structures for steam-electric power plants	Modification of traveling screens; assessment of environmental impacts and alternative technologies for reducing those impacts; and possible installation of new technologies

HAZARDOUS AND SOLID WASTE MANAGEMENT

The provisions of the CERCLA authorize the EPA to require the cleanup of hazardous waste sites. This statute imposes retroactive joint and several liability. Some states, including North Carolina, South Carolina and Florida, have similar types of statutes. We are periodically notified by regulators, including the EPA and various state agencies, of our involvement or potential involvement in sites that may require investigation and/or remediation. There are presently several sites with respect to which we have been notified of our potential liability by the EPA, the state of North Carolina, the state of Florida or PRP groups. Various organic materials associated with the production of manufactured gas, generally referred to as coal tar, are regulated under federal and state laws. PEC and PEF are each PRPs at several MGP sites. We are also currently in the process of assessing potential costs and exposures at other sites. These costs are eligible for regulatory recovery through either base rates or cost-recovery clauses (See Notes 5 and 13). Both PEC and PEF evaluate potential claims against other PRPs and insurance carriers and plan to submit claims for cost recovery where appropriate. The outcome of potential and pending claims cannot be predicted. Hazardous and solid waste management matters are discussed in detail in Note 13A.

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

The EPA and a number of states are considering additional regulatory measures that may affect management, treatment, marketing and disposal of coal combustion residuals, primarily ash, from each of the Utilities’ coal-fired plants. Revised or new laws or regulations under consideration may impose changes in solid waste classifications or groundwater protection environmental controls. In 2010, the EPA proposed two options for new rules to regulate coal combustion residuals. The first option would create a comprehensive program of federally enforceable requirements for coal combustion residuals management and disposal under federal hazardous waste rules. The other option would have the EPA set performance standards for coal combustion residuals management facilities and regulate disposal of coal combustion residuals as nonhazardous waste (as most states do now). The EPA did not identify a preferred option. Under both options, the EPA may leave in place a regulatory exemption for approved beneficial uses of coal combustion residuals that are recycled. A final rule is expected in late 2012. There are federal legislative proposals that may direct the EPA to regulate coal combustion residues destined for disposal as non-hazardous wastes. Environmental groups filed a lawsuit on April 5, 2012, in the U.S. District Court for the District of Columbia to require the EPA to complete its rulemaking process and finalize new regulations for the storage, transportation and disposal of coal combustion residues. Compliance plans and estimated costs to meet the requirements of new regulations or statutes will be determined when any new regulations are finalized. We are also evaluating the effect on groundwater quality from past and current operations, which may result in operational changes and additional measures under existing regulations. These issues are also under evaluation by state agencies. Certain regulated chemicals have been measured in wells near our ash ponds at levels above groundwater quality standards. Additional monitoring and investigation will be conducted. Detailed plans and cost estimates will be determined if these evaluations reveal that corrective actions are necessary. We cannot predict the outcome of this matter.

AIR QUALITY

We are, or may ultimately be, subject to various current and proposed federal, state and local environmental compliance laws and regulations, which likely would result in increased capital expenditures and O&M expense. Control equipment installed for compliance with then-existing or proposed laws and regulations, which are discussed below, may address some of the issues outlined. PEC and PEF have been developing an integrated compliance strategy to meet these evolving requirements. However, the outcome of these matters cannot be predicted.

Clean Air Interstate Rule/Cross-State Air Pollution Rule

The CAIR, issued by the EPA, required the District of Columbia and 28 states, including North Carolina, South Carolina and Florida, to reduce NOx and SO2 emissions. The CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for NOx and beginning in 2010 and 2015, respectively, for SO2. States were required to adopt rules implementing the CAIR, and the EPA approved the North Carolina CAIR, the South Carolina CAIR and the Florida CAIR. A 2008 decision by the D.C. Court of Appeals remanded the CAIR without vacating it for the EPA to conduct further proceedings.

On July 7, 2011, the EPA issued the CSAPR to replace the CAIR. The CSAPR, which was scheduled to take effect on January 1, 2012, contains new emissions trading programs for NOx and SO2 emissions as well as more stringent overall emissions targets in 27 states, including North Carolina, South Carolina and Florida. A number of parties, including groups of which PEC and PEF are members, filed petitions for reconsideration and stay of, as well as legal challenges to, the CSAPR. On December 30, 2011, the D.C. Court of Appeals issued an order staying the implementation of the CSAPR, pending a decision by the court resolving the challenges to the rule. Oral argument for the CSAPR litigation occurred on April 13, 2012. As a result of the stay of CSAPR, the CAIR will remain in effect. The EPA issued the CSAPR as four separate programs, including the NOx annual trading program, the NOx ozone season trading program, the SO2 Group 1 trading program and the SO2 Group 2 trading program. If the CSAPR is upheld, North Carolina and South Carolina are included in the NOx and SO2 annual trading programs, as well as the NOx ozone season trading program. North Carolina remains classified as a Group 1 state, which will require additional NOx and SO2 emission reductions beginning in January 2014. South Carolina remains classified as a Group 2 state with no additional reductions required in 2014. Under the CSAPR, Florida is subject only to the NOx ozone season trading program. We cannot predict the outcome of this matter.

Due to significant investments in NOx and SO2 emissions controls and fleet modernization projects completed or under way, we believe PEC and PEF are positioned to comply with the CSAPR without the need for significant capital expenditures. The air quality controls installed to comply with NOx and SO2 requirements under certain sections of the CAA and the Clean Smokestacks Act, as well as PEC’s plan to replace a portion of its coal-fired generation with natural gas-fueled generation, largely address the CAIR and CSAPR requirements for NOx and SO2 for our North Carolina units at PEC. NOx and SO2 emission control equipment are in service at PEF’s CR4 and CR5, and we plan to continue compliance with the CAIR in 2012 through a combination of emission controls, continued use of natural gas at applicable facilities and use of emission allowances.

Under an agreement with the FDEP, PEF will retire CR1 and CR2 and operate emission control equipment at CR4 and CR5. CR1 and CR2 are scheduled to be retired after the second proposed nuclear unit at Levy completes its first fuel cycle, which was originally anticipated to be around 2020. As discussed in Note 5B and “Other Matters – Nuclear – Potential New Construction,” major construction activities for Levy are being postponed, and the in-service date for the first Levy unit has been shifted to 2024. As required, PEF will continue to advise the FDEP of developments that will delay the retirement of CR1 and CR2 beyond the originally anticipated date. We are currently evaluating the impacts of the Levy schedule on PEF’s compliance with environmental regulations. We cannot predict the outcome of this matter.

Mercury Regulation

After prior mercury regulation was vacated in federal court, the EPA developed MACT standards. The MATS, which are the final MACT standards for coal-fired and oil-fired electric steam generating units, became effective on April 16, 2012. Compliance is due in three years with provisions for a one-year extension from state agencies on a case-by-case basis. The MATS contains stringent emission limits for mercury, non-mercury metals, and acid gases from coal-fired units and hazardous air pollutant metals, acid gases, and hydrogen fluoride from oil-fired units. Several petitions regarding portions of the MATS rule have been filed in the D.C. Court of Appeals, including one by the Utility Air Regulatory Group, of which Progress Energy is a member. The North Carolina mercury rule contains a requirement that all coal-fired units in the state install mercury controls by December 31, 2017, and requires compliance plan applications to be submitted in 2013. Due to significant investments in NOx and SO2 emission controls and fleet modernization projects completed or under way, we believe PEC is relatively well positioned to comply with the MATS. However, PEF will be required to complete additional emissions controls and/or fleet modernization projects in order to meet the compliance timeframe for the MATS. On March 29, 2012, PEF announced plans to convert Anclote to 100 percent natural gas, which will substantially reduce emissions, as part of its MATS compliance strategy (See Note 5B). We are continuing to evaluate the impacts of the MATS on the Utilities. We anticipate that compliance with the MATS will satisfy the North Carolina mercury rule requirements for PEC. The outcome of these matters cannot be predicted.

Clean Air Visibility Rule

The EPA’s Clean Air Visibility Rule (CAVR) requires states to identify facilities, including power plants, built between August 1962 and August 1977 with the potential to produce emissions that affect visibility in certain specially protected areas, including national parks and wilderness areas, designated as Class I areas. To help restore visibility in those areas, states must require the identified facilities to install best available retrofit technology (BART) to control their emissions. PEC’s BART-eligible units are Asheville Units No. 1 and No. 2, Roxboro Units No. 1, No. 2 and No. 3, and Sutton Unit No. 3. PEF’s BART-eligible units are Anclote and CR1 and CR2. The reductions associated with BART begin in 2013. As discussed in Note 5A, Sutton Unit No. 3 is one of the coal-fired generating units that PEC plans to replace with combined cycle natural gas-fueled electric generation. As discussed previously, PEF and the FDEP announced an agreement under which PEF will retire CR1 and CR2 as coal-fired units and will convert Anclote to 100 percent natural gas.

The CAVR included the EPA’s determination that compliance with the NOx and SO2 requirements of the CAIR could be used by states as a BART substitute to fulfill BART obligations, but the states could require the installation of additional air quality controls if they did not achieve reasonable progress in improving visibility. The D.C. Court of Appeals’ decision remanding the CAIR maintained its implementation such that CAIR continues to satisfy BART for NOx and SO2. In addition, the EPA has indicated that it intends to finalize its proposed rule by the end of the second quarter of 2012 determining that meeting the requirements in the CSAPR will fulfill the BART requirements for SO2 and NOx under the regional haze program. Under subsequent implementation of CSAPR, CAVR compliance eventually will require consideration of SO2 emissions in addition to particulate matter emissions for PEF’s BART-eligible units, because Florida will no longer be subject to the current CAIR SO2 emissions provisions. We are assessing the potential impact of BART and its implications with respect to our plans and estimated costs to comply with the CAVR. The FDEP finalized a Regional Haze implementation rule that goes beyond BART by requiring sources significantly impacting visibility in Class I areas to install additional controls by December 31, 2017. However, in the spring of 2010 the EPA indicated that the Reasonable Further Progress portion of the Regional Haze implementation rule is not approvable. Effective March 28, 2012, the FDEP completed the process of amending the rule by removing the Reasonable Further Progress provision, including the December 31, 2017 deadline for installation of additional controls, and instead will rely on current federal programs to achieve improvement in visibility.

In March 2012, the EPA published a settlement that sets a schedule for action on the regional haze state implementation plans submitted by the states. The deadlines in the consent decree provide that all final EPA actions on the regional haze state implementation plans are to occur no later than November 15, 2012; however, a date for final action on the Florida state implementation plan was not included. The FDEP is working with the EPA to complete development of an approvable regional haze state implementation plan. On April 13, 2012, the EPA indicated to the FDEP that it would initiate a federal process for making BART determinations for eligible sources in Florida. The FDEP responded with a list of companies that are working with the FDEP on the appropriate BART determinations, and the EPA agreed not to take action against those companies. PEF has committed to working with the FDEP on BART determinations for Anclote and CR1 and CR2, which will be completed in advance of an anticipated July 2012 FDEP submittal to the EPA. The outcome of these matters cannot be predicted.

Clean Smokestacks Act

The 2002 enactment of the Clean Smokestacks Act requires North Carolina’s electric utilities to reduce the emissions of NOx and SO2 from their North Carolina coal-fired power plants in phases by 2013. PEC currently has approximately 5,000 MW of coal-fired generation capacity in North Carolina affected by the Clean Smokestacks Act. PEC’s environmental compliance projects under the first phase of Clean Smokestacks Act emission reductions have been placed in service. PEC implemented a plan to retire, by the end of 2013, its coal-fired generating facilities in North Carolina (originally totaling 1,500 MW) that do not have scrubbers and replace the generation capacity with new natural gas-fueled generating facilities, which should enable the utility to comply with the final Clean Smokestacks Act SO2 emissions target that begins in 2013. The first unit was retired in 2011. We anticipate that PEC will maintain compliance with the Clean Smokestacks Act limits subsequent to 2013.

Compliance Strategy

Both PEC and PEF have been developing an integrated compliance strategy to meet the requirements of the CAIR, the CSAPR, the CAVR, mercury regulation and related air quality regulations. The air quality controls installed to comply with NOx and SO2 requirements under certain sections of the CAA and the Clean Smokestacks Act, as well as PEC’s plan to replace a portion of its coal-fired generation with natural gas-fueled generation, resulted in a reduction of the costs to meet PEC’s CAIR and CSAPR requirements.

PEC’s environmental compliance projects under the first phase of Clean Smokestacks Act emission reductions and PEF’s environmental compliance projects under the first phase of the CAIR are in service.

The FPSC approved PEF’s petition to develop and implement an Integrated Clean Air Compliance Plan to comply with the CAIR, the Clean Air Mercury Rule and the CAVR and for recovery of prudently incurred costs necessary to achieve this strategy through the ECRC. The Clean Air Mercury Rule was subsequently vacated and the CAIR was remanded (see previous discussion regarding mercury rules and the remanding of the CAIR and its potential impact on CAVR). PEF’s April 2, 2012 filing with the FPSC for true-up of final 2011 environmental costs included a review of the Integrated Clean Air Compliance Plan, which reconfirmed the efficacy of the recommended plan and the cost-effectiveness of PEF’s retrofit options for each generating unit in relation to expected changes in environmental regulations. PEF does not currently plan to install the air pollution control equipment at Anclote previously anticipated in its approved Integrated Clean Air Compliance Plan as the plant will be converted to 100 percent natural gas. Additional costs may be incurred if pollution controls are required in order to comply with the requirements of the CAVR, as discussed previously, or to meet compliance requirements of the CSAPR. Subsequent rule interpretations, increases in the underlying material, labor and equipment costs, equipment availability, or the unexpected acceleration of compliance dates, among other things, could result in material increases in our estimated costs to comply and acceleration of some projects. The outcome of this matter cannot be predicted.

Environmental Compliance Cost Estimates

Risk factors regarding environmental compliance cost estimates are discussed in Item 1A, “Risk Factors.” Costs to comply with environmental laws and regulations are eligible for regulatory recovery through either base rates or cost-recovery clauses. The outcome of future petitions for recovery cannot be predicted. Our estimates of capital expenditures to comply with environmental laws and regulations are subject to periodic review and revision and may vary significantly. Additional compliance plans for PEC and PEF to meet the requirements of the CSAPR have not been completed. Compliance plans and costs to meet the requirements of the CAVR are being reassessed, and we cannot predict the impact that the EPA’s further proceedings will have on our compliance with the CAVR requirements. Compliance plans to meet the requirements of the MATS are being developed. Compliance plans to meet the requirements of a revised or new implementing rule under Section 316(b) of the Clean Water Act (Section 316(b)), as discussed below, will be determined upon finalization of the rule. The timing and extent of the costs for future projects will depend upon final compliance strategies. However, we believe that future costs to comply with new or subsequent rule interpretations could be material.

North Carolina Attorney General Petition under Section 126 of the Clean Air Act

In 2004, the North Carolina attorney general filed a petition with the EPA, under Section 126 of the CAA, asking the federal government to force fossil fuel-fired power plants in 13 other states, including South Carolina, to reduce their NOx and SO2 emissions. The state of North Carolina contends these out-of-state emissions interfere with North Carolina’s ability to meet National Ambient Air Quality Standards (NAAQS) for ozone and particulate matter. In 2006, the EPA issued a final response denying the petition, and the North Carolina attorney general filed a petition in the D.C. Court of Appeals seeking a review of the agency’s denial. In 2009, the D.C. Court of Appeals remanded the EPA’s denial to the agency for reconsideration. The outcome of the remand proceeding cannot be predicted.

National Ambient Air Quality Standards

Environmental groups and 13 states filed a joint petition with the D.C. Court of Appeals arguing that the EPA's particulate matter rule does not adequately restrict levels of particulate matter, especially with respect to the annual and secondary standards. In 2009, the D.C. Court of Appeals remanded the annual and secondary standards to the EPA for further review and consideration. In November 2011, environmental groups petitioned the court to require the EPA to issue a proposal regarding reconsideration of the standards by February 15, 2012, and issue a final rule by September 15, 2012. On January 23, 2012, the EPA replied to the petition with a schedule that would require the agency to issue a proposed rule by June 2012 and a final rule by June 2013. The outcome of this matter cannot be predicted.

In 2010, the EPA announced a revision to the primary NAAQS for nitrogen dioxide (NO2). Currently, there are no monitors reporting violation of this new standard in our service territories, but an expanded monitoring network will provide additional data, which could result in additional nonattainment areas. Additionally, the EPA revised the 1-hour NAAQS for SO2 in 2010. The EPA plans to implement the new 1-hour NAAQS for SO2 using air quality modeling along with monitoring data in determining whether areas are attaining the new standard, which is likely to expand the number of nonattainment areas. However, no additional nonattainment areas have been designated to date in our service territories and on April 12, 2012, the EPA indicated that it will not require modeling for state implementation plan submittals required by June 2013. Should additional nonattainment areas for the NAAQS for NO2 and SO2 be designated in our service territories, we may be required to install additional emission controls at some of our facilities. The outcome of these matters cannot be predicted.

On March 21, 2011, the EPA issued its final rule on the combined review of the secondary NAAQS for NOx and sulfur oxides (SOx). In this rulemaking, the EPA established the secondary standards for NOx and SOx NAAQS as equal to the existing secondary standards for NO2 and SO2. For NOx, the new standard is 53 parts per billion averaged over one year, measured as NO2. For SOx, the new standard is 500 parts per billion averaged over three hours, measured as SO2. Given there currently are not any nonattainment areas for the secondary NO2 and SO2 NAAQS in our service territories, we consider it unlikely that nonattainment areas will be designated for the secondary NAAQS for NOx and SOx.

Global Climate Change

State, federal and international attention to global climate change is expected to result in the regulation of carbon dioxide (CO2) and other greenhouse gases (GHG). We continue to believe that this issue requires a national policy framework – one that provides certainty and consistency. Our balanced solution as discussed in “Other Matters – Energy Demand” is a comprehensive plan to meet the anticipated demand in our service territories and provides a solid basis for slowing and reducing CO2 emissions by focusing on energy efficiency, alternative and renewable energy and a state-of-the-art power system.

The EPA has begun the process of regulating GHG emissions through use of the CAA. In 2007, the U.S. Supreme Court ruled that the EPA has the authority under the CAA to regulate CO2 emissions from new automobiles. According to the EPA this also results in stationary sources, such as coal-fired power plants, being subject to regulation of GHG emissions under the CAA. In 2009, the EPA announced that six GHGs (CO2, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride) pose a threat to public health and welfare under the CAA. A number of parties have filed petitions for review of this finding in the D.C. Court of Appeals. The full impact of regulation under GHG initiatives and any final legislation, if enacted, cannot be determined at this time; however, we anticipate that it could result in material cost increases over time for which the Utilities would seek corresponding rate recovery. We are preparing for a carbon-constrained future and are actively engaged in helping shape effective policies to address the issue.

In 2010, the EPA announced a schedule for development of a new source performance standard for new and existing fossil fuel-fired electric utility units. Under the schedule, the EPA was to propose the standard by September 30, 2011, and issue the final rule by May 2012. On March 27, 2012, the EPA issued the proposed new source performance standard, which would establish a fuel-neutral CO2 emission rate limit of 1,000 pounds/megawatt-hours for new electric generating units. This rate corresponds to that of a natural gas-fired combined-cycle combustion turbine. Although the current schedule requires that the EPA issue the final rule by May 26, 2012, the agency is not expected to finalize it until late 2012.

The EPA’s “tailoring rule” establishes thresholds for applicability of the Prevention of Significant Deterioration program permitting requirements for GHG emissions from stationary sources such as power plants and manufacturing facilities. Prevention of Significant Deterioration is a construction air pollution permitting program designed to ensure air quality does not degrade beyond the NAAQS levels or beyond specified incremental amounts above a prescribed baseline level. Under the tailoring rule, permitting requirements are being phased in through successive steps that may expand the scope of covered sources over time. These developments require PEC and PEF to address GHG emissions in new air quality permits. The permitting requirements for GHG emissions from stationary sources began on January 2, 2011. A number of parties have filed petitions for review of the tailoring rule in the D.C. Court of Appeals. Oral arguments were held on February 28-29, 2012, and a decision is expected later in 2012. The impact of these developments cannot be predicted.

There are ongoing efforts to reach a new international climate change treaty to succeed the Kyoto Protocol. The Kyoto Protocol was originally adopted by the United Nations to address global climate change by reducing emissions of CO2 and other GHGs. Although the treaty went into effect in 2005, the United States has not ratified it. In 2009, the United Nations Framework Convention on Climate Change convened the 15th Conference of the Parties to conduct further negotiations on GHG emissions reductions. At the conclusion of the conference, a number of the parties, including the United States, entered into a nonbinding accord calling upon the parties to submit emission reduction targets for 2020 to the United Nations Framework Convention on Climate Change Secretariat by the end of January 2010. In 2010, President Obama submitted a proposal to Congress to reduce the U.S. GHG emissions in the range of 17 percent below 2005 levels by 2020, subject to future congressional action. To date, Congress has not enacted legislation implementing the president’s proposal.

Reductions in CO2 emissions to the levels specified by the Kyoto Protocol, potential new international treaties or federal or state proposals could be materially adverse to our financial position or results of operations if associated costs of control or limitation cannot be recovered from ratepayers. The cost impact of legislation or regulation to address global climate change would depend on the specific legislation or regulation enacted and cannot be determined at this time.

In May 2011, PEC and PEF were named, along with numerous other defendants, in a complaint of a class action lawsuit. Plaintiffs claimed that defendants’ GHG emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. On March 20, 2012, the federal district court dismissed the class action lawsuit. On April 16, 2012, the plaintiffs filed a notice of appeal of this decision with the United States Court of Appeals for the Fifth Circuit. We believe the plaintiff’s claim is without merit; however, we cannot predict the outcome of this matter (See Note 14C).

WATER QUALITY

General

As a result of the operation of certain pollution control equipment required to address the air quality issues outlined previously, new sources of wastewater discharge will be generated at certain affected facilities. Integration of these new wastewater discharges into the existing wastewater treatment processes is currently ongoing and will result in permitting, construction and treatment requirements imposed on the Utilities now and into the future. The future costs of complying with these requirements could be material to our or the Utilities’ results of operations or financial position.

In 2009, the EPA concluded after a multi-year study of power plant wastewater discharges that applicable regulations have not kept pace with changes in the electric power industry, including wastewater discharge from operation of air pollution control equipment. As a result, the EPA has announced that it plans to revise the regulations that govern wastewater discharge, which may result in operational changes and additional compliance costs in the future. In late 2010, the EPA and several environmental groups agreed on a schedule for revision of the steam-electric effluent guidelines, which are the federal rules used to establish limits for water discharges under the National Pollutant Discharge Elimination System. According to a joint stipulation filed by the EPA and the environmental groups in the U.S. District Court for the District of Columbia, the EPA is to release the proposed rule by November 20, 2012, and take final action on the rule by April 28, 2014. The outcome of this matter cannot be predicted.

More stringent effluent limitations contained in the current water discharge permit for the Mayo Steam Electric Plant became effective in June 2011. PEC is currently negotiating the issuance of a special order by consent with the North Carolina Division of Water Quality, which would defer the agency’s enforcement of the more stringent effluent limitations due to the plant’s current inability to achieve compliance with those limitations. The special order by consent, if issued, is expected to require the development and installation of enhanced water pollution control technology and allow for application of less stringent interim effluent limitations until PEC’s planned project to bring the plant into compliance with the more stringent effluent limitations is completed. However, since the special order by consent has not yet been issued in final form, it is not possible to determine the extent of the planned project. Moreover, the special order by consent does not prevent actions by the EPA or third parties. Thus, the outcome of these matters cannot be determined.

Section 316(b) of the Clean Water Act

Section 316(b) requires cooling water intake structures to reflect the best technology available for minimizing adverse environmental impacts. The EPA promulgated a rule implementing Section 316(b) in respect to existing power plants in July 2004.

A number of states, environmental groups and others sought judicial review of the July 2004 rule. In 2007, the U.S. Court of Appeals for the Second Circuit issued an opinion and order remanding provisions of the rule to the EPA, and the EPA suspended the rule pending further rulemaking, with the exception of the requirement that permitted facilities must meet any requirements under Section 316(b) as determined by the permitting authorities on a case-by-case, best professional judgment basis. Following appeal, in 2009, the U.S. Supreme Court issued an opinion holding that the EPA, in selecting the “best technology” pursuant to Section 316(b), does have the authority to reject technology when its costs are “wholly disproportionate” to the benefits expected. Also, the U.S. Supreme Court held that EPA’s site-specific variance procedure (contained in the July 2004 rule) was permissible in that the procedure required testing to determine whether costs would be “significantly greater than” the benefits before a variance would be considered. As a result of these developments, our plans and associated estimated costs to comply with Section 316(b) will need to be reassessed and determined in accordance with any revised or new implementing rule after it is established by the EPA. In December 2010, consent decrees were entered in two pending federal actions brought by environmental groups against the EPA requiring the EPA to issue proposed Section 316(b) rules by March 28, 2011, and to issue a final decision by July 27, 2012.

On April 20, 2011, the EPA published its proposed regulations for cooling water intake structures at existing power generating, manufacturing and industrial facilities that withdraw more than two million gallons of water per day from waters of the U.S. and use at least 25 percent of the water they withdraw exclusively for cooling purposes. The proposed regulations would establish nationwide, uniform standards for impingement mortality (immobilization of aquatic organisms against an intake screen) and case-by-case, site-specific standards for entrainment mortality (lethal effects due to passage of aquatic organisms into a cooling system). Comments on the proposed rule have been timely submitted by affected parties, including PEC and PEF. The outcome of this matter cannot be predicted.

REGULATORY ENVIRONMENT

The Utilities’ operations in North Carolina, South Carolina and Florida are regulated by the NCUC, the SCPSC and the FPSC, respectively. The Utilities are also subject to regulation by the FERC, the NRC and other federal and state agencies common to the utility business. As a result of regulation, many of the fundamental business decisions, as well as the rate of return the Utilities are permitted the opportunity to earn, are subject to the approval of one or more of these governmental agencies.

To our knowledge, there is currently no enacted or proposed legislation in North Carolina, South Carolina or Florida that would give retail ratepayers the right to choose their electricity provider or otherwise restructure or deregulate the electric industry. We cannot anticipate if any of these states will move to increase retail competition in the electric industry.

Current retail rate matters affected by state regulatory authorities are discussed in Note 5, including specific retail rate matters, the status of the issues and the associated effects on our consolidated financial statements.

In 2010, we accepted a grant from the DOE for $200 million in federal matching infrastructure funds. In addition to providing the Utilities real-time information about the state of their electric grids, the smart grid transition will enable customers to better understand and manage their energy use, and will provide for more efficient integration of renewable energy resources. Supplementing the DOE grant, the Utilities will invest more than $300 million in smart grid projects, which include enhancements to distribution equipment, installation of approximately 150,000 smart meters and additional public infrastructure for plug-in electric vehicles. Projects funded by the grant must be completed by April 2013. As permitted by the grant contract, we have requested a one-year extension from the

DOE. We are continuing to work with the DOE to obtain approval for the proposed extension. We cannot predict the outcome of this matter.

Through March 31, 2012, we have incurred $257 million of allowable, 50 percent reimbursable, smart grid project costs, and have submitted to the DOE requests for reimbursement of $129 million, of which we have received $118 million of reimbursement.

The North Carolina Renewable Energy and Energy Efficiency Portfolio Standard (NC REPS) requires PEC to file an annual compliance report with the NCUC demonstrating the actions it has taken to comply with the NC REPS requirement. The rules measure compliance with the NC REPS requirement via renewable energy certificates earned after January 1, 2008. North Carolina electric power suppliers with a renewable energy compliance obligation, including PEC, are participating in the renewable energy certificate tracking system, which came online July 1, 2010. North Carolina law mandates that utilities achieve a targeted amount of energy from specified renewable energy resources or implementation of energy-efficiency measures beginning with a 3 percent requirement in 2012 escalating to 12.5 percent by 2021. PEC expects to be in compliance with this requirement.

ENERGY DEMAND

Implementing state and federal energy policies, promoting environmental stewardship and providing reliable electricity to meet the anticipated long-term growth within the Utilities’ service territories will require a balanced approach. The three main elements of this balanced solution are: (1) expanding our DSM and EE programs; (2) investing in the development of alternative energy resources for the future; and (3) operating a state-of-the-art power system that demonstrates our commitment to environmental responsibility. These and other items are discussed in Item 7, “MD&A – Other Matters,” to the 2011 Form 10-K.

We are continuing the expansion and enhancement of our DSM and EE programs because energy efficiency is one of the most effective ways to reduce energy costs, offset the need for new power plants and protect the environment. DSM programs include programs and initiatives that shift the timing of electricity use from peak to nonpeak periods, such as load management, electricity system and operating controls, direct load control, interruptible load, and electric system equipment and operating controls.

PEC announced a coal-to-gas modernization strategy whereby the 11 remaining coal-fired generating facilities in North Carolina that do not have scrubbers would be retired prior to the end of their useful lives and their approximately 1,500 MW of generating capacity replaced with new natural gas-fueled facilities. Through March 31, 2012, PEC has retired one facility totaling 170 MW of capacity. PEC expects to retire the remaining facilities by the end of 2013.

As discussed in Note 5B, PEF announced that the oil and natural gas-fired Anclote Units 1 and 2 will be converted to 100 percent natural gas fired. The Anclote units, which have a combined 1,011 MW of generating capacity, are expected to be placed in service by the end of 2013.

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

FUKUSHIMA RESPONSE

In light of the events at the Fukushima Daiichi nuclear power station in Japan, we conducted thorough inspections at each of our four nuclear sites during 2011. Emergency-response capabilities, written procedures and engineering specifications were reviewed to verify each site’s ability to respond in the unlikely event of station blackout or record flood. In 2012, we are working to establish industry best practices and improve the safety standards and margin using the three layers of safety approach used in the U.S.: protection, mitigation and emergency response. Emergency equipment is currently being added at each station to perform key safety functions in the event that backup power sources are lost permanently. These improvements are in addition to the numerous layers of safety measures and systems previously in place.

In March 2011, the NRC formed a task force to conduct a comprehensive review of processes and regulations to determine whether the agency should make additional improvements to the nuclear regulatory system. On July 13, 2011, the task force proposed a set of improvements designed to ensure protection, enhance accident mitigation, strengthen emergency preparedness and improve efficiency of NRC programs. The recommendations were further prioritized into three tiers based on the safety enhancement level. On March 12, 2012, the NRC issued three regulatory orders requiring safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at a plant, ensuring reliable hardened containment vents and enhancing spent fuel pool instrumentation. The NRC will hold public meetings with stakeholders to develop implementation guidance that is expected to be issued by the NRC in August 2012. Plants are then required to submit implementation plans to the NRC by February 28, 2013, and complete implementation of the safety enhancements within two refueling outages or by December 31, 2016, whichever comes first. Each plant is also required to reassess their seismic and flooding hazards using present-day methods and information, conduct inspections to ensure protection against hazards in the current design basis, and re-evaluate emergency communications systems and staffing levels. The NRC is expected to issue notices on remaining Tier 1 recommendations by mid-2012 and for Tiers 2 and 3 later this year.

We are committed to compliance with all safety enhancements ordered by the NRC, the cost of which could be material. With the NRC’s continuing review of the remaining recommendations, we cannot predict to what extent the NRC will impose additional licensing and safety-related requirements, or the costs of complying with such requirements. The tight timeframe required to complete the necessary safety enhancements by no later than 2016 could lead to even higher costs. Upon receipt of additional guidance from the NRC and a collaborative industry review, we will be able to determine our implementation plan and associated costs. See Item 1A, “Risk Factors”, in the 2011 Form 10-K for further discussion of applicable risk factors.

CR3 OUTAGE

In September 2009, CR3 began an outage for normal refueling and maintenance, as well as its uprate project to increase its generating capacity and to replace two steam generators. During preparations to replace the steam generators, we discovered a delamination within the concrete of the outer wall of the containment structure, which has resulted in an extension of the outage. After a comprehensive analysis, we have determined that the concrete delamination at CR3 was caused by redistribution of stresses on the containment wall that occurred when we created an opening to accommodate the replacement of the unit’s steam generators. In March 2011, engineers investigated and subsequently determined that a new delamination had occurred in another area of the structure after initial repair work was completed and during the late stages of retensioning the containment building. Subsequent to March 2011, monitoring equipment has detected additional changes and further damage in the partially tensioned containment building and additional cracking or delaminations could occur during the repair process. Engineering design of the repair is under way. A number of factors could affect the repair plan, the return-to-service date and costs, including regulatory reviews, final engineering designs, contract negotiations, the ultimate work scope completion, testing, weather, the impact of new information discovered during additional testing and analysis and other developments (See Note 5B).

POTENTIAL NEW CONSTRUCTION

During 2008, PEC and PEF filed COL applications to potentially construct new nuclear plants in North Carolina and Florida. We anticipate that the NRC will issue the COLs no earlier than 2013 if the current licensing schedule remains on track. However, due to the March 12, 2012 orders mentioned above, delays in NRC issuance of the final safety review for the COLs are possible.

We have focused on Levy given the need for more fuel diversity in Florida and anticipated federal and state policies to reduce GHG emissions, as well as existing state legislative policy that is supportive of nuclear projects. PEF has entered into an EPC agreement and received two of the four key regulatory approvals needed for the proposed Levy units (with the issuance of the COL and federal environmental permits remaining). In light of a regulatory schedule shift and other factors, we have amended the EPC agreement and are deferring major construction activities on Levy as discussed below.

On April 30, 2012, as part of PEF’s annual nuclear cost recovery filing (See Note 5B), PEF updated the Levy project schedule and cost. Due to lower-than-projected customer demand, the lingering economic slowdown, uncertainty regarding potential carbon regulation and current, low natural gas prices, PEF is shifting the in-service date for the first Levy unit to 2024, with the second unit following 18 months later. The revised schedule is consistent with the recovery approach included in the 2012 settlement agreement. Although the scope and overnight cost for Levy – including land acquisition, related transmission work and other required investments – remain essentially unchanged, the shift in schedule will increase escalation and carrying costs and raise the total estimated project cost to between $19 billion and $24 billion.

SPENT NUCLEAR FUEL MATTERS

See Note 14 for discussion of the status of the Utilities’ contracts with the DOE for spent nuclear fuel storage.

SYNTHETIC FUELS TAX CREDITS

Historically, we had substantial operations associated with the production and sale of coal-based solid synthetic fuels, which qualified for federal income tax credits so long as certain requirements were satisfied. Tax credits generated under the synthetic fuels tax credit program (including those generated by Florida Progress Corporation prior to our acquisition) were $1.891 billion, of which $1.026 billion has been used through March 31, 2012, to offset regular federal income tax liability and $865 million is being carried forward as deferred tax credits that do not expire.

See Note 14C and Items 1A, “Risk Factors,” and 7, “MD&A – Other Matters – Synthetic Fuels Tax Credits” to the 2011 Form 10-K for additional discussion related to our previous synthetic fuels operations and the associated tax credits generated under the synthetic fuels tax credit program.

LEGAL

We are subject to federal, state and local legislation and court orders. The specific issues, the status of the issues, accruals associated with issue resolutions and our associated exposures are discussed in detail in Note 14C.

NEW ACCOUNTING STANDARDS

See Note 3 for a discussion of the impact of new accounting standards.

PEC

The following MD&A and the information incorporated herein by reference contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review “Safe Harbor for Forward-Looking Statements” included within this Form 10-Q and Item 1A, “Risk Factors,” to the 2011 Form 10-K for a discussion of the factors that may impact any such forward-looking statements made herein.

RESULTS OF OPERATIONS

This information is incorporated herein by reference to “Results of Operations” in Progress Energy’s MD&A, insofar as it relates to PEC.

LIQUIDITY AND CAPITAL RESOURCES

This information is incorporated herein by reference to “Liquidity and Capital Resources” in Progress Energy’s MD&A, insofar as it relates to PEC.

Net cash provided by operating activities decreased $71 million for the three months ended March 31, 2012, when compared to the same period in the prior year. The decrease was primarily due to $88 million higher net cash for taxes, a $79 million increase in O&M expense and the $48 million unfavorable impact of weather, both as previously discussed, partially offset by a $130 million decrease in pension plan funding.

Net cash used by investing activities increased $2 million for the three months ended March 31, 2012, when compared to the same period in the prior year. The increase was primarily due to a $77 million increase in gross property additions, primarily due to increased capital expenditures for generation projects including the new Wayne County generation facility, partially offset by receipt of a DOE award of which $62 million was applicable to past capitalized spent fuel storage costs and $12 million lower nuclear fuel purchases.

Net cash provided by financing activities increased $191 million for the three months ended March 31, 2012, when compared to the same period in the prior year. The increase was primarily due to $253 million in commercial paper borrowings in 2012, partially offset by the $175 million payment of dividends to the Parent in 2012 compared to $100 million in 2011.

SHORT-TERM DEBT

At March 31, 2012, PEC had $483 million of outstanding short-term debt consisting of both commercial paper and money pool borrowings at a weighted average interest rate of 0.52%. At the end of each month during the three months ended March 31, 2012, PEC had a maximum short-term debt balance of $483 million and an average short-term debt balance of $335 million at a weighted average interest rate of 0.53%. PEC’s short-term debt during the three months ended March 31, 2012, included both commercial paper and money pool borrowings.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

PEC’s off-balance sheet arrangements and contractual obligations are described in the following discussion.

GUARANTEES

At March 31, 2012, PEC’s guarantees have not changed materially from what was reported in the 2011 Form 10-K.

MARKET RISK AND DERIVATIVES

Under its risk management policy, PEC may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 11 and Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q, for a discussion of market risk and derivatives.

CONTRACTUAL OBLIGATIONS

This information is incorporated herein by reference to “Contractual Obligations” in Progress Energy’s MD&A, insofar as it relates to PEC.

OTHER MATTERS

This information is incorporated herein by reference to “Other Matters” in Progress Energy’s MD&A, insofar as it relates to PEC.

PEF

The following MD&A and the information incorporated herein by reference contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review “Safe Harbor for Forward-Looking Statements” included within this Form 10-Q and Item 1A, “Risk Factors,” to the 2011 Form 10-K for a discussion of the factors that may impact any such forward-looking statements made herein.

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

Net cash provided by operating activities decreased $112 million for the three months ended March 31, 2012, when compared to the same period in the prior year. The decrease was primarily due to $56 million higher net cash for taxes, a $13 million under-recovery of fuel in 2012 compared to a $41 million over-recovery in 2011, the $10 million net payments of cash collateral to counterparties on derivative contracts in 2012 compared to $22 million net refunds of cash collateral in 2011, and a $27 million decrease in NEIL reimbursements for replacement power costs resulting from the CR3 extended outage (See “Future Liquidity and Capital Resources – Regulatory Matters and Recovery of Costs – CR3 Outage”), partially offset by a $62 million decrease in pension plan funding.

Net cash used by investing activities increased $17 million for the three months ended March 31, 2012, when compared to the same period in the prior year. The increase was primarily due to $27 million of litigation judgment proceeds received in the prior year and a $6 million change in advances to affiliated companies, partially offset by a $21 million decrease in gross property additions.

Net cash provided by financing activities increased $341 million for the three months ended March 31, 2012, when compared to the same period in the prior year. The increase was primarily due to the $105 million payment of dividends to the Parent in 2012 compared with $325 million in 2011, and $127 million in commercial paper borrowings in 2012.

SHORT-TERM DEBT

At March 31, 2012, PEF had $360 million of outstanding short-term debt consisting of commercial paper borrowings at a weighted average interest rate of 0.55%. At the end of each month during the three months ended March 31, 2012, PEF had a maximum short-term debt balance of $360 million and an average short-term debt balance of $306 million at a weighted average interest rate of 0.55%. PEF’s short-term debt during the three months ended March 31, 2012, included both commercial paper and money pool borrowings.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

PEF’s off-balance sheet arrangements and contractual obligations are described in the following discussion.

MARKET RISK AND DERIVATIVES

Under its risk management policy, PEF may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. See Note 11 and Item 3, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q, for a discussion of market risk and derivatives.

CONTRACTUAL OBLIGATIONS

This information is incorporated herein by reference to “Contractual Obligations” in Progress Energy’s MD&A, insofar as it relates to PEF.

OTHER MATTERS

This information is incorporated herein by reference to “Other Matters” in Progress Energy’s MD&A, insofar as it relates to PEF.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various risks related to changes in market conditions. Market risk represents the potential loss arising from adverse changes in market rates and prices. We have a risk management committee that includes senior executives from various business groups. The risk management committee is responsible for administering risk management policies and monitoring compliance with those policies by all subsidiaries. Under our risk policy, we may use a variety of instruments, including swaps, options and forward contracts, to manage exposure to fluctuations in commodity prices and interest rates. Such instruments contain credit risk to the extent that the counterparty fails to perform under the contract. We minimize such risk by performing credit and financial reviews using a combination of financial analysis and publicly available credit ratings of such counterparties (See Note 11). Both PEC and PEF also have limited counterparty exposure for commodity hedges (primarily gas and oil hedges) by spreading concentration risk over a number of counterparties.

The following disclosures about market risk contain forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review Item 1A, “Risk Factors,” to the 2011 Form 10-K and “Safe Harbor for Forward-Looking Statements” for a discussion of the factors that may impact any such forward-looking statements made herein.

Certain market risks are inherent in our financial instruments, which arise from transactions entered into in the normal course of business. Our primary exposures are changes in interest rates with respect to our long-term debt and commercial paper, fluctuations in the return on marketable securities with respect to our NDT funds, changes in the market value of CVOs and changes in energy-related commodity prices.

These financial instruments are held for purposes other than trading. The risks discussed below do not include the price risks associated with nonfinancial instrument transactions and positions associated with our operations, such as purchase and sales commitments and inventory.

PROGRESS ENERGY

Other than described below, the various risks that we are exposed to have not materially changed since December 31, 2011.

INTEREST RATE RISK

Our debt portfolio and our exposure to changes in interest rates at March 31, 2012, have changed from December 31, 2011. The total notional amount of fixed rate long-term debt at March 31, 2012, was $12.279 billion, with an average interest rate of 5.66% and fair market value of $14.3 billion. Subsequent to March 31, 2012, the Parent retired at maturity $450 million of 6.85% Senior Notes due April 15, 2012. The total notional amount of fixed rate long-term debt at December 31, 2011, was $11.829 billion, with an average interest rate of 5.76% and fair market value of $14.1 billion. At both March 31, 2012 and December 31, 2011, the total notional amount and fair market value of our variable rate long-term debt were $861 million. At March 31, 2012, the average interest rate of our variable rate long-term debt was 0.34% and at December 31, 2011, the average interest rate of our variable rate long-term debt was 0.30%.

In addition to our variable rate long-term debt, we typically have commercial paper and/or loans outstanding under our credit facilities, which are also exposed to floating interest rates. At March 31, 2012, we had $1.056 billion of outstanding commercial paper and no loans outstanding under our credit facilities. At December 31, 2011, we had $667 million of outstanding commercial paper and no loans outstanding under our credit facilities. At March 31, 2012, and December 31, 2011, approximately 13 percent and 11 percent, respectively, of consolidated debt was in floating rate mode.

Based on our variable rate long-term and short-term debt balances at March 31, 2012, a 100 basis point change in interest rates would result in an annual pre-tax interest expense change of approximately $19 million.

From time to time, we use interest rate derivative instruments to mitigate our exposure to interest rate fluctuations associated with certain debt instruments and to hedge interest rates with regard to future fixed-rate debt issuances.

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

The following table summarizes the terms, fair market values and exposures of our interest rate derivative instruments. All of the positions included in the table consist of forward starting swaps used to mitigate exposure to interest rate risk in anticipation of future debt issuances.

Cash Flow Hedges (dollars in millions)	Notional Amount	Mandatory Settlement	Pay	Receive (a)	Fair Value	Exposure (b)
Parent
Risk hedged at March 31, 2012		None

Risk hedged at December 31, 2011
Anticipated 10-year debt issue	$200	2012	4.20%	3-month LIBOR	$(38)	$(5)

PEC
Risk hedged at March 31, 2012
Anticipated 10-year debt issue	$200	2012	4.27%	3-month LIBOR	$(34)	$(5)
Anticipated 10-year debt issue	$50	2013	4.43%	3-month LIBOR	$(7)	$(1)

Risk hedged at December 31, 2011
Anticipated 10-year debt issue	$200	2012	4.27%	3-month LIBOR	$(38)	$(5)
Anticipated 10-year debt issue	$50	2013	4.43%	3-month LIBOR	$(9)	$(1)

PEF
Risk hedged at March 31, 2012
Anticipated 10-year debt issue	$50	2013	4.30%	3-month LIBOR	$(8)	$(1)

Risk hedged at December 31, 2011
Anticipated 10-year debt issue	$50	2013	4.30%	3-month LIBOR	$(9)	$(1)

(a)	3-month London Inter Bank Offered Rate (LIBOR) rate was 0.47% at March 31, 2012 and 0.58% at December 31, 2011.
(b)	Exposure indicates change in value due to 25 basis point unfavorable shift in interest rates.

MARKETABLE SECURITIES PRICE RISK

The Utilities maintain trust funds, pursuant to NRC requirements, to fund certain costs of decommissioning their nuclear plants. These funds are primarily invested in stocks, bonds and cash equivalents, which are exposed to price fluctuations in equity markets and to changes in interest rates. At March 31, 2012 and December 31, 2011, the fair value of these funds was $1.762 billion and $1.647 billion, respectively, including $1.163 billion and $1.088 billion, respectively, for PEC and $599 million and $559 million, respectively, for PEF. We actively monitor our portfolio by benchmarking the performance of our investments against certain indices and by maintaining, and periodically reviewing, target allocation percentages for various asset classes. The accounting for nuclear decommissioning recognizes that the Utilities’ regulated electric rates provide for recovery of these costs net of any trust fund earnings, and, therefore, fluctuations in trust fund marketable security returns do not affect earnings.

CONTINGENT VALUE OBLIGATIONS MARKET VALUE RISK

CVOs are recorded at fair value, and gains and losses from changes in fair value are recognized in earnings. The 15.2 million outstanding CVOs not held by Progress Energy at March 31, 2012, had a fair value of $3 million. The 18.5 million outstanding CVOs not held by Progress Energy at December 31, 2011, had a fair value of $14 million. We perform sensitivity analyses to estimate our exposure to the market risk of the CVOs. The sensitivity analyses performed on the CVOs use observable prices obtained from brokers or quote services to measure the potential loss in earnings from a hypothetical 10 percent adverse change in market prices over the next 12 months. A hypothetical 10 percent increase in the March 31, 2012 market price does not have a significant impact on the fair value of the CVOs and the corresponding CVO liability.

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

Most of our physical commodity contracts are not derivatives or qualify as normal purchases or sales. Therefore, such contracts are not recorded at fair value. At March 31, 2012, substantially all derivative commodity instrument positions were subject to retail regulatory treatment.

See Note 11 for additional information with regard to our commodity contracts and use of economic and cash flow derivative financial instruments.

PEC

The information required by this item is incorporated herein by reference to the “Quantitative and Qualitative Disclosures about Market Risk” discussed above insofar as it relates to PEC.

PEC has certain market risks inherent in its financial instruments, which arise from transactions entered into in the normal course of business. PEC’s primary exposures are changes in interest rates with respect to long-term debt and commercial paper, fluctuations in the return on marketable securities with respect to its NDT funds and changes in energy-related commodity prices. Other than discussed above, PEC’s exposure to these risks has not materially changed since December 31, 2011.

PEF

Other than as discussed above, the information called for by Item 3 is omitted pursuant to Instruction H(2)(c) to Form 10-Q (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 4.	CONTROLS AND PROCEDURES

Pursuant to the Securities Exchange Act of 1934, we, PEC and PEF carried out an evaluation, with the participation of management, including our Chairman, President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our, PEC’s or PEF’s internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our, PEC’s or PEF’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal aspects of certain matters are set forth in PART I, Item 1 (See Note 14C).

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A, “Risk Factors,” to the 2011 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2011 Form 10-K are not the only risks facing us.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

RESTRICTED STOCK UNIT AWARD PAYOUTS

(a)
Securities Delivered. On March 16, 2012, March 19, 2012 and March 20, 2012, 318,902, 194,736 and 24,630 shares, respectively, of our common stock were delivered to certain current and former employees pursuant to the terms of the Progress Energy 2002 and 2007 Equity Incentive Plans (individually and collectively EIP), which have been approved by Progress Energy’s shareholders. The shares of common stock delivered pursuant to the EIP were newly issued shares of Progress Energy.

(b)	Underwriters and Other Purchasers. No underwriters were used in connection with the delivery of our common stock described above.

(c)
Consideration. The restricted stock unit awards were granted to provide an incentive to the former and current employees to exert their utmost efforts on Progress Energy’s behalf and thus enhance our performance while aligning the employees’ interests with those of our shareholders.

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

PERFORMANCE SHARE SUB-PLAN AWARD PAYOUTS

(a)
Securities Delivered. On February 25, 2012 and March 21, 2012, 167,142 and 1,927 shares, respectively, of our common stock were delivered to certain current and former employees pursuant to the terms of the EIP. The shares of common stock delivered pursuant to the EIP were newly issued shares of Progress Energy.

(b)	Underwriters and Other Purchasers. No underwriters were used in connection with the delivery of our common stock described above.

(c)
Consideration. The performance share awards were granted to provide an incentive to the current and former employees to exert their utmost efforts on our behalf and thus enhance our performance while aligning the employees’ interests with those of our shareholders.

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

ISSUER PURCHASES OF EQUITY SECURITIES FOR FIRST QUARTER OF 2012

Period	(a) Total Number of Shares (or Units) Purchased (1)(2)(3)(4)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1 – January 31	103,786	$54.5054	N/A	N/A
February 1 – February 29	465,354	53.9238	N/A	N/A
March 1 – March 31	559,227	53.2437	N/A	N/A
Total	1,128,367	$53.6402	N/A	N/A

(1)	At March 31, 2012, Progress Energy does not have any publicly announced plans or programs to purchase shares of its common stock.
(2)	The plan administrator purchased 621,500 shares of our common stock in open-market transactions to meet share delivery obligations under the Progress Energy 401(k) Savings & Stock Ownership Plan.
(3)	The plan administrator purchased 261,018 shares of our common stock in open-market transactions to meet share delivery obligations under the Savings Plan for Employees of Florida Progress Corporation.
(4)
Progress Energy withheld 245,849 shares of our common stock during the first quarter of 2012 to pay taxes due upon the payout of certain Restricted Stock awards, Restricted Stock Unit awards and Performance Share Sub-Plan awards pursuant to the terms of the 2002 and 2007 Equity Incentive Plans.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description	Progress Energy	PEC	PEF

*10(a)	Progress Energy, Inc. Amended and Restated Credit Agreement dated as of February 15, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K dated February 15, 2012, File No. 1-15929).	X

10(b)	Amendment, adopted on March 14, 2012, to the Supplemental Senior Executive Retirement Plan of Progress Energy, Inc.	X	X	X

31(a)	302 Certifications of Chief Executive Officer	X

31(b)	302 Certifications of Chief Financial Officer	X

31(c)	302 Certifications of Chief Executive Officer		X

31(d)	302 Certifications of Chief Financial Officer		X

31(e)	302 Certifications of Chief Executive Officer			X

31(f)	302 Certifications of Chief Financial Officer			X

32(a)	906 Certifications of Chief Executive Officer	X

32(b)	906 Certifications of Chief Financial Officer	X

32(c)	906 Certifications of Chief Executive Officer		X

32(d)	906 Certifications of Chief Financial Officer		X

32(e)	906 Certifications of Chief Executive Officer			X

32(f)	906 Certifications of Chief Financial Officer			X

101.INS	XBRL Instance Document**	X	X	X

101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X

101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X	X	X

* Incorporated herein by reference as indicated.

** Attached as Exhibit 101 are the following financial statements and notes thereto for Progress Energy, PEC and PEF from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (ii)  the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statement of Cash Flows, and (iv) the Notes to Unaudited Condensed Interim Financial Statements, which are tagged as blocks of text in respect to PEC and PEF’s disclosures.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information for PEC and PEF in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PROGRESS ENERGY, INC.
CAROLINA POWER & LIGHT COMPANY d/b/a PROGRESS ENERGY CAROLINAS, INC.
FLORIDA POWER CORPORATION d/b/a PROGRESS ENERGY FLORIDA, INC.
Date: May 8, 2012	(Registrants)

By: /s/ Mark F. Mulhern
Mark F. Mulhern
Senior Vice President and Chief Financial Officer

By: /s/ Jeffrey M. Stone
Jeffrey M. Stone
Chief Accounting Officer and Controller
Progress Energy, Inc.
Chief Accounting Officer
Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc.
Florida Power Corporation d/b/a Progress Energy Florida, Inc.